Form 10-Q
period 1997-09-30
WMF GROUP LTD
filed 1997-11-14
CIK 1039206

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the period ended September 30, 1997
                     ---------------------------------------

                        Commission File Number 000-22567
                        --------------------------------

                               THE WMF GROUP, LTD.
                               --------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                     54-1647759
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S Employer
incorporation or organization)                        identification no.)

1593 Spring Hill Road, Suite 400, Vienna, Virginia            22182
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including are code (703) 610-1400
                                                  --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days, Yes    No X
                                      ---   ---

       Common Stock, $.01 par value, outstanding as of November 14, 1997:

                        4,217,478 Shares of Common Stock

                              The WMF GROUP, LTD.
                    (Formerly NHP Financial Services, Ltd.
                        and Formerly WMF Holdings Ltd.)

                                    FORM 10-Q

                                      INDEX


 Part I   Financial Information

 Item 1.  Consolidated Balance Sheets
               As of September 30, 1997 (unaudited)  and December 31, 1996             1


          Consolidated Statements of Operations

               For the Three Months Ending September 30, 1997 and 1996
               (unaudited), For the Nine Months Ending September 30, 1997
               (unaudited), The Period April 1, 1996 to September 30, 1996
               (unaudited) and
               The Period January 1, 1996 to March 31, 1996                            2


          Consolidated Statements of Cash Flows

               For the Nine Months Ending September 30, 1997 (unaudited),
               For the Period April 1, 1996 to September 30, 1996
               (unaudited) and
               For the Period January 1, 1996 to March 31, 1996                        3


          Notes to Unaudited Consolidated Financial Statements                         4


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operation                                                                9



Part II. Other Information                                                             14

Item 6.  Exhibits and Reports on Form 8-K                                              14


Signatures                                                                             15

Part 1.  Financial Information

                             The WMF GROUP, LTD.
                 (Formerly NHP Financial Services, Ltd. and
                         Formerly WMF Holdings Ltd.)

                           CONSOLIDATED BALANCE SHEETS

                                                                                   As of                           As of
                                                                             September 30, 1997              December 31, 1996
                                                                            -------------------              -----------------
                                                                                (Unaudited)
                                     ASSETS

Cash and cash equivalents                                                           $8,433,843                      $6,601,044
Restricted cash equivalents                                                          1,478,348                       1,193,549
Mortgage-backed securities, at amortized cost, pledged                               3,865,647                       3,909,863
Mortgage loans held for sale, pledged                                               35,649,547                      40,262,782
Due from investors                                                                   2,332,170                          -
Principal, interest and other servicing advances                                     2,719,221                       2,012,440
Furniture, equipment and leasehold improvements, net                                 1,698,013                       1,484,613
Servicing rights, net                                                               22,520,260                      22,460,014
Goodwill, net                                                                       11,936,269                       7,704,847
Other assets                                                                         3,150,138                       2,467,489
                                                                                   -----------                     -----------
                                    Total assets                                   $93,783,456                     $88,096,641
                                                                                   ===========                     ===========



                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:

    Accounts payable and accrued expenses                                           $5,161,002                     $ 2,609,350
    Warehouse lines of credit                                                       34,874,951                      39,924,736
    Servicing acquisition line of credit                                             5,711,745                       6,211,745
    Deferred fees                                                                    3,817,460                       2,786,071
    Allowance for loan servicing portfolio losses                                    4,871,679                       4,395,749
    Due to affiliates                                                                9,560,920                         872,000
    Other liabilities                                                                2,389,555                       5,585,075
    Deferred tax liability, net                                                      3,143,885                       3,183,885
                                                                                    ----------                      ----------
                                         Total liabilities                          69,531,197                      65,568,611
                                                                                    ----------                      ----------

Shareholder's equity:

    Common stock, $.01 par value, 7,899,380
       shares authorized, 4,217,478 issued and outstanding                              42,175                          42,175
    Additional paid-in capital                                                      21,330,690                      21,330,690
    Retained earnings                                                                2,879,394                       1,155,165
                                                                                    ----------                      ----------
                                    Total shareholder's equity                      24,252,259                      22,528,030
                                                                                    ----------                      ----------
                  Total liabilities and shareholder's equity                      $ 93,783,456                     $88,096,641
                                                                                    ==========                      ==========



        The accompanying notes are an integral part of these consolidated financial statements.

                              THE WMF GROUP, LTD.
                  (Formerly NHP Financial Services, Ltd. and
                          Formerly WMF Holdings Ltd.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                        Three Months            Three Months     Nine Months       The Period       The Period
                                      Ending September             Ending          Ending         April 1, 1996      January 1,
                                         30, 1997               September 30,    September 30,   to September 30,  1996 to March
                                                                    1996             1997            1996              31, 1996
                                    ---------------------   -----------------  ---------------- -----------------  --------------
                                        (Unaudited)              (Unaudited)      (Unaudited)       (Unaudited)

REVENUES:

Servicing fees                            $3,074,046             $2,388,377      $8,704,902          $4,619,110       $2,055,031
Gain on sale of mortgage  loans, net       6,254,721              1,845,671      12,171,969           4,449,465        2,107,720
Gain on sale of servicing                    296,605                 -              296,605               -                 -
Interest income                            1,542,565              1,132,942       3,653,328           2,247,088          861,761
Placement fee income                       1,556,191              1,273,050       3,868,515           2,468,303        1,135,732
Other income                                 232,864                370,916         802,068             497,391          667,698
                                           ---------              ---------         -------             -------          -------
           Total Revenues                 12,956,992              7,010,956      29,497,387          14,281,357        6,827,942
                                          ----------              ---------      ----------          ----------        ---------

EXPENSES:

Salaries and employee benefits             5,471,237              3,109,914      13,125,027           5,924,105        2,770,006
General and administrative                 2,398,433              1,219,812       5,186,428           2,583,606          926,835
Occupancy                                    501,112                426,017       1,539,195             707,839          241,178
Provision for loan servicing losses           26,680                246,765         479,930             502,659          285,343
Interest                                     686,123                247,598       1,288,809             743,805          307,320
Amortization of servicing rights           1,145,485              1,024,358       3,353,580           1,975,384          470,917
Depreciation and amortization                441,413                305,095       1,180,209             588,159           80,578
Losses from Beverly Hills Securities
     investment/advances                       -                      -              -                    -             600,125
                                          ----------              ---------      ----------          ----------        ---------
           Total Expenses                 10,670,483              6,579,559      26,153,178          13,025,557        5,682,302
                                          ----------              ---------      ----------          ----------        ---------

Income before income tax expense           2,286,509                431,397       3,344,209           1,255,800        1,145,640
Income tax expense                         1,013,687                249,373       1,619,980             652,220          840,431
                                           ---------                -------       ---------             -------          -------

Net income                                $1,272,822               $182,024      $1,724,229            $603,580         $305,209
                                          ==========               ========      ==========            ========          =======

Net income per share                           $0.30                  $0.04           $0.41               $0.15            $0.07
                                               =====                  =====           =====               =====            =====
Weighted average number of  shares
outstanding                                4,217,478              4,217,478       4,217,478           4,217,478        4,217,478
                                          ==========              =========       =========           =========        =========


        The accompanying notes are an integral part of these consolidated financial statements.

                             THE WMF GROUP, LTD.
                 (Formerly NHP Financial Services, Ltd. and
                         Formerly WMF Holdings Ltd.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              The Nine Months    The Period
                                                                                  Ended         April 1, 1996       The Period
                                                                              September 30,    to September 30,  January 1, 1996 to
                                                                                  1997              1996          March 31, 1996
                                                                                  ----              ----          --------------
Cash flows from operating activities:
Net income                                                                       $1,724,229         $603,580         $305,209
Adjustments to reconcile net income to net cash
    provided by operating activities:

                 Depreciation and amortization of furniture, equipment
                         and leasehold improvements                                 433,388          248,500           77,192
                 Amortization of mortgage servicing rights                        3,353,580        1,975,384          470,917
                 Amortization of goodwill                                           746,821          339,659            2,933
                 Losses from investments/advances                                         0                0          600,125
                 Gain on sale of mortgage serving rights                           (296,605)               0                0
                 Provision for possible loan losses                                 475,930          502,659          285,343
                 Deferred tax benefit                                               (40,000)        (152,306)               0
                 Mortgage loans originated                                     (926,137,157)    (439,550,893)    (176,724,231)
                 Mortgage loans sold                                            930,750,392      407,170,814      186,069,611
                 Decrease (increase) in principal, interest and other
                          servicing advances                                       (706,781)         287,410         (924,432)
                 Increase (decrease) in due to affiliates                         5,326,826          (15,001)         280,082
                 Increase in due from investors                                  (2,332,170)               0                0
                 Increase in restricted cash equivalents                           (284,799)        (153,916)         (59,509)
                 Decrease (increase) in other assets                               (659,277)         409,867         (805,023)
                 Increase in accounts payable and accrued expenses                4,039,514        1,698,271        1,711,832
                 Increase (decrease) in warehouse lines of credit, net           (5,049,785)      30,724,198       (9,169,894)
                 Increase (decrease) in deferred fees                             1,031,389          230,021       (1,157,316)
                 Decrease in other liabilities                                   (1,321,288)      (1,493,269)        (143,907)

                                                                                -----------    -------------    -------------
                 Net cash provided by operating activities                       11,054,207        2,824,978          818,932
                                                                                -----------    -------------    -------------

Cash flows from investing activities:

                 Purchase of furniture, equipment and leasehold
                          improvements                                             (619,702)        (807,074)         (71,065)
                 Purchase of mortgage servicing rights                           (2,378,454)      (3,003,045)        (332,569)
                 Origination of servicing rights                                 (1,666,423)      (1,768,117)        (150,088)
                 Purchase of ACR production system and pipeline                  (4,978,243)               0                0
                 Askew acquisition                                                        0       (2,000,000)
                 Proceeds from sale of mortgage servicing rights                    927,656                0                0
                 Principal from mortgage-backed securities                           20,844           13,110            5,218
                                                                                -----------    -------------    -------------
                 Net cash used in investing activities                           (8,694,322)      (7,565,126)        (548,504)
                                                                                -----------    -------------    -------------

Cash flows from financing activities:

                 Repayment of and borrowings on servicing acquisition
                           line of credit                                          (500,000)       3,330,967          (26,350)
                 Capital lease obligation                                           (27,086)         (16,419)          (5,277)
                                                                                -----------    -------------    -------------
                 Net cash (used for) provided by financing activities              (527,086)       3,314,548          (31,627)
                                                                                -----------    -------------    -------------

                 Net increase (decrease) in cash                                  1,832,799       (1,425,600)         238,801

Cash at beginning of period                                                       6,601,044        5,435,954        5,197,153

                                                                                -----------       ----------    -------------
Cash at end of period                                                            $8,433,843       $4,010,354       $5,435,954
                                                                                ===========       ==========    =============







        The accompanying notes are an integral part of these consolidated financial statements.

                             THE WMF GROUP, LTD.
                 (Formerly NHP Financial Services, Ltd. and
                         Formerly WMF Holdings Ltd.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION:

        On April 1, 1996, NHP Incorporated ("NHP"), a Delaware Corporation, acquired all the outstanding capital stock of WMF Holdings Ltd. ("Holdings"), a Delaware corporation, for consideration of approximately $21 million in the form of $16.8 million in cash and 210,000 shares of NHP's common stock. Holdings was subsequently renamed NHP Financial Services, Ltd. and NHP Financial Services, Ltd. has subsequently been renamed The WMF Group, Ltd. (the "Company"). The Company's principal business activities are mortgage loan origination, secondary marketing, and servicing.

        Apartment Investment and Management Company ("AIMCO"), a wholly-owned subsidiary of AIMCO and NHP have entered into an Agreement and Plan of Merger, dated as of April 21, 1997 and amended and restated as of October 14, 1997(the "Merger Agreement") pursuant to which the AIMCO subsidiary will, subject to the terms and conditions provided in the Merger Agreement, merge with and into NHP (the "Merger"), thereby making NHP, as the surviving corporation, a wholly-owned subsidiary of AIMCO (the "Surviving Corporation"). In addition, AIMCO (through an unconsolidated subsidiary) purchased 51 percent of the shares of NHP Common Stock on May 5, 1997 pursuant to a stock purchase agreement among AIMCO, Demeter Holdings Corporation and Capricorn Investors, L.P. ("Capricorn") and subsequently acquired additional shares and now holds 53.3% of the shares of NHP Common Stock. AIMCO required that a rights distribution occur as a condition to the Merger. On May 9, 1997, NHP distributed to each holder of record of NHP Common Stock at the close of business on May 2, 1997, one right (a "Right") for each outstanding share of NHP Common Stock (the "Rights Distribution"). Each Right entitles the holder to receive from the Company, or any successor thereof, a distribution (the "Share Distribution" and, with the Rights Distribution, the "Distribution") of one-third of a share of Company Common Stock, subject to the terms of a Rights Agreement, dated as of April 21, 1997 (the "Rights Agreement") between NHP, the Company and The First National Bank of Boston, as Rights Agent. The Rights distributed on May 9, 1997 are evidenced by the certificates of NHP Common Stock then outstanding. NHP Common Stock issued after May 9, 1997 and prior to the Maturity Time (as defined below) will have a legend and reference to the Rights Agreement. Subject to certain conditions, the Rights will mature at the earlier of (i) the effective time of the Merger and (ii) December 1, 1997 (such time being referred to as the "Maturity Time"). Capricorn Investors II, L.P., whose general partner is managed by the person who controls the general partner of Capricorn, has entered into a commitment pursuant to which it would, following the negotiation and execution of definitive documentation and subject to the satisfaction of the conditions that will be specified therein, purchase 546,448 shares of Company common stock at the time of the Share Distribution for a price of $9.15 per share. The Merger Agreement requires NHP to contribute to the Company an amount equal to NHP's Free Cash Flow (as defined in the Merger Agreement) since February 1, 1997 to the extent such amount exceeds Merger transaction costs.

        Pursuant to the Rights Agreement, NHP will distribute all of the issued and outstanding shares of the Company's Common Stock held by NHP to holders of Rights as governed by the Rights Agreement ("Share Distribution"). NHP Stockholders will receive cash in respect of fractional shares of Company Common Stock that would otherwise be distributed at the rate of $9.15 per share of Company Common Stock. The NHP stockholders will not be required to pay any consideration for the shares of Company Common Stock they receive in the Share Distribution. The Company's Board of Directors has approved a stock split of approximately 789.94 per share and approved the issuance of additional shares to NHP immediately prior to the Share Distribution so that the number of shares of the Company Common Stock held by NHP at the time of the Share Distribution is equal to exactly one-third of the issued and outstanding shares of NHP Common Stock at such time. The split has been applied retroactively to all periods presented. Additionally, the authorized number of shares increased to 25,000,000 on October 3, 1997.

        The Company has one wholly owned subsidiary, Washington Mortgage Financial Group, Ltd. ("Washington Mortgage"), which is incorporated under the laws of Delaware. Washington Mortgage's subsidiaries are WMF Huntoon, Paige Associates Limited ("WMF Huntoon Paige"), and WMF Proctor Ltd. ("WMF Proctor") which are incorporated under the laws of the states of Delaware and Michigan, respectively. The Company has offices in ten states.

        As a result of the Company's acquisition on April 1, 1996 by NHP, NHP's acquisition cost was pushed down to the Company and all assets acquired were recorded at their estimated fair value which resulted in recording an asset of approximately $19.1 million related to acquired servicing rights. In addition, the Company recorded approximately $5.1 million of goodwill related to the transaction and a deferred tax liability of approximately $3.2 million. The goodwill is being amortized over seven years. The acquired servicing rights are being amortized over periods up to seven years. Both acquired servicing rights and goodwill are amortized based upon the estimated life of the servicing rights acquired. As a result of the acquisition, shareholder's equity as of March 31, 1996, was eliminated.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

        In the opinion of management, the accompanying consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Company as of September 30, 1997 and December 31, 1996, the results of its operations for the three months ending September 30, 1997 and 1996, the nine months ending September 30, 1997, the period April 1, 1996 to September 30, 1996 and the period January 1, 1996 to March 31, 1996, and its cash flows for the nine months ending September 30, 1997, the period April 1, 1996 to September 30, 1996 and the period January 1, 1996 to March 31, 1996

        These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles are omitted. While the management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the Company's Registration statement. The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year.

METHOD OF ACCOUNTING

        The consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

3.  ACQUISITIONS AND DISPOSITIONS:

        In May 1996, WMF Huntoon Paige purchased the loan production system and pipeline, as well as certain fixed assets of American Capital Resource ("ACR") for approximately $2.2 million cash. In connection with the purchase, WMF Huntoon Paige also acquired approximately $2.0 million of servicing rights. As a result, WMF Huntoon Paige recorded assets of approximately $4.2 million representing the fair value of the assets acquired. The servicing rights acquired are being amortized over seven years, which is the estimated life of the servicing rights acquired. The loan production system and pipeline acquired are being amortized in proportion to the loans originated from the acquired pipeline. These costs were fully amortized. ACR specializes in the origination and servicing of multifamily mortgage loans guaranteed by the FHA.

        On December 31, 1996, the Company purchased 100 percent of the outstanding stock of WMF Proctor for approximately $3.7 million. NHP paid cash for the purchase on January 2, 1997, on behalf of the Company. As such, the Company has accrued approximately $3.7 million as of December 31, 1996. The acquisition was accounted for as a purchase and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. As a result, tangible assets of approximately $600,000, current liabilities of $200,000, and goodwill of $3.1 million were recorded. The goodwill will be amortized on a straight-line basis over twenty years. The twenty year amortization period is the estimated life of the mortgage loan production operations acquired. WMF Proctor specializes in the origination and servicing of commercial loans. WMF Proctor originated approximately $221 million in commercial mortgage loans in 1996.

        On April 15, 1997, the Company purchased the assets and liabilities of Askew Investment in Dallas, Texas for $5.6 million. In accordance with the purchase agreement, $4.6 million of the purchase price was paid upon closing with the remaining $1.0 million paid in the form of earnouts upon attainment of certain performance objectives. The acquisition has been accounted for as a purchase resulting in goodwill of $4.6 million. Such goodwill will be amortized on a straight-line basis over twenty years which is the estimated life of the mortgage loan production operations acquired. Askew Investment is a multifamily and commercial mortgage bank, having correspondent relationships with fourteen insurance companies, which originated $374 million of mortgages in 1996.

4.  SERVICING RIGHTS:

        The activity for servicing rights consists of the following:

                                                 Nine months            The Period              The Period
                                                    Ending           April 1, 1996 to       January 1, 1996 to
                                              September 30, 1997     December 31, 1996        March 31, 1996
                                           ---------------------     -----------------      -------------------
Beginning balance, net                        $ 22,460,014              $  8,477,403              $ 8,465,663
Increase due to acquisition                              -                10,657,597                        -
Purchase                                         2,378,454                 3,727,581                  332,569
Originations                                     1,666,423                 2,659,529                  150,088
Sale                                              (631,051)                        -                        -
Amortization                                    (3,353,580)               (3,062,096)                (470,917)
                                              ------------              ------------              -----------
Ending balance, net                           $ 22,520,260              $ 22,460,014              $ 8,477,403
                                              ============              ============              ===========

        The fair value of the mortgage servicing rights was approximately $48.3 and $28.5 million at September 30, 1997 and December 31, 1996, respectively. The estimated fair value presented herein is not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions, valuation methodologies or both may have a material effect on the estimates of fair value. The fair value estimate presented herein is based on pertinent information available as of September 30, 1997.

5.  DUE FROM (TO) AFFILIATES:

        As of December 31, 1996, the Company has accrued, in other liabilities, approximately $3.4 million payable to NHP as NHP funded the purchase of WMF Proctor on January 2, 1997. The $872,000 of due to affiliate as of December 31, 1996, represents a payable to NHP for taxes paid on behalf of the Company. As of September 30, 1997 the $3.4 million payable to NHP has been reclassified into due to affiliate. Also in due to affiliate as of September 30, 1997 is $4.6 million which is due to NHP as NHP funded the purchase of Askew (See
Note 3) in April 1997 on behalf of the Company. The remaining $1.6 million in due to affiliate as of September 30, 1997 represents a payable to NHP for taxes paid on behalf of the Company in addition to interest incurred and payable to NHP related to these fundings by NHP.

6.  BALANCE SHEET CLASSIFICATION:

        The Company prepares its consolidated balance sheet using an unclassified balance sheet presentation as is customary in the mortgage banking industry. A classified presentation would have aggregated current assets, current liabilities, and net working capital as follows:



                                    As of                            As of
                                September 30,                     December 31,
                                    1997                             1996
                                -------------                     ------------

Current assets                  $ 52,105,957                      $ 51,343,755

Current liabilities               55,239,872                        52,762,432
                                ------------                      ------------

Net working capital             $ (3,133,915)                     $ (1,418,677)
                                ============                      ============


7.  LITIGATION:

        The Company is involved in litigation related to the normal course of its business. Management is of the opinion that the litigation will not have a material adverse impact on the Company's financial position or operating results. No amounts have been accrued because the loss, if any, cannot be reasonably estimated.

8.  FINANCIAL INSTRUMENTS:

        The Company has entered into hedging arrangements on a limited basis to reduce the effects of interest rate movements, and may in the future enter into additional arrangements particularly if the Company increases its securitization of mortgage loans. The instruments entered into to date have been swap contracts, and future arrangements may also include futures contracts and the short sale of financial instruments such as U.S. Treasury bonds. Such transactions may be used for other purposes, including managing the effect of interest rate changes on lines of credit with variable interest rates and on the value of uncommitted loans held for sale (to the extent the Company elects to hold such loans). The Company intends to use hedging instruments to manage risk, and not for speculative purposes. Such transactions could nevertheless cause the Company to recognize losses depending on the terms of the instrument, the performance by counter-parties and actual interest rate movements. As of September 30, 1997 and 1996 no such instruments were outstanding.

9.  DUE FROM INVESTORS:

        As of September 30, 1997, the Company utilized the Federal National Mortgage Association's (Fannie Mae) "As Soon as Pooled" program to sell approximately $350 million in conforming mortgage loans. Under the terms of the program, the Company delivered the mortgage loans to Fannie Mae and assigned a forward trade. The forward trade is an agreement between the Company and Fannie Mae or a third party whereby the Company agrees to sell the mortgage loans on a specified date for a specified price. The $2.7 million due from investors represents the cash to be received by the Company upon settlement of the forward trade.

10. DEBT FACILITIES:

        On May 1, 1997, the Company entered into a $35 million revolving line of credit which will be principally drawn for purposes of originating loans. The warehouse advances are secured by mortgage loans held for sale and are required to be repaid upon sale of the mortgage loans. The interest rate on the warehouse advances is 3/4 percent to the extent compensating balances are maintained or is equal to the Euro-Rate plus 3/4 percent for amounts borrowed in excess of the compensating balances. Interest is payable monthly. The facility can also be used for principal and interest advances and working capital purposes with credit limits of $2.5 million to $5.0 million, respectively. The interest rate on the principal and interest advances and working capital portion of the facility are 1.5% and 2.0% to the extent compensating balances are maintained or the Euro-Rate plus 1.5% or 2% for amounts borrowed in excess of the compensating balances, respectively. Interest is payable monthly. The maximum principal amount that may be borrowed under the three different facilities is $35 million. There were no borrowings under this facility as of September 30, 1997.

11.   SUBSEQUENT EVENTS:

        On November 5, 1997, the Company purchased 100 percent of the outstanding stock of The Robert C. Wilson Company and its Arizona subsidiaries ("Wilson"), a Houston based commercial mortgage banking company. The purchase price will be allocated between the fair value of the assets acquired with the difference between the fair value and purchase price recorded as goodwill. The Company acquired all of Wilson's issued and outstanding common stock for a purchase price of approximately $4 million in cash (80 percent of which was paid at closing and the remaining 20 percent of which would be paid in the form of earnouts upon the attainment of certain performance objectives over a 42 month period).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

        On April 1, 1996, NHP acquired all the outstanding capital stock of the Company for consideration of approximately $21 million, in the form of $16.8 million in cash and 210,000 shares of NHP Common Stock. (For periods prior to NHP's acquisition of the Company, the Company is referred to as "WMF Holding."). As a result of the acquisition of the Company by NHP, all assets and liabilities acquired were recorded at their fair value which resulted in an increase of the recorded value of the Company's servicing rights of $10.7 million and goodwill of $5.1 million.

        The following discussion and analysis presents the significant changes in financial condition and results of operations of the Company for the three months ended September 30, 1997 and 1996 and the nine months ended September 30, 1997 and 1996. The results of operations of acquired businesses are included in the Company's and WMF Holding's Consolidated Financial Statements from the date of acquisition. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included in the Information Statement/Prospectus. For the purpose of comparing the nine months ended September 30, 1997 to the nine months ended September 30, 1996 the three months ended March 31, 1996 has been combined with the six months ended September 30, 1996. As a result of the acquisition of the Company by NHP, the nine months ended September 30, 1997 includes $576,000 of additional amortization expense as compared to the nine months ended September 30, 1996. For purposes of comparing the nine months ended September 30, 1997 and 1996, no other income statement amounts have been impacted by the acquisition.

        The Company has experienced significant growth in its net income, revenues, annual production volume and servicing volume. The Company seeks to continue to expand its business through (i) acquisitions and internal growth;
(ii) design and delivery of new mortgage products; and (iii) expansion into related businesses. On a going-forward basis, to the extent that the Company is successful in completing acquisitions, the Company will experience increased expenses associated with the amortization of goodwill and acquired mortgage servicing rights and, if the acquisitions are financed by additional indebtedness, an increase in interest expense. Through the acquisitions, the Company's primary focus is to increase its mortgage origination capabilities and servicing portfolio as well as to expand into related businesses. Accordingly, such acquisitions may result in a short-term decrease in income from operations during the period from acquisition through a period necessary to integrate the acquired companies.

RESULTS OF OPERATIONS -- SUMMARY

        The Company's primary business activities are commercial and multifamily loan servicing, loan origination and sales of the loans to investors in the secondary market. Revenues from mortgage banking activities are earned from the origination of commercial and multifamily real estate mortgage loans and the servicing of such loans. The Company's revenue includes loan servicing fees, gains on sale of mortgage loans (including related gains on originated servicing rights), interest income on loans prior to sale, "placement fees" (revenue earned relating to utilization of escrow funds), origination fee income and other income.

        The Company's revenue is significantly influenced by the timing of origination and sales of mortgage loans and is somewhat sensitive to economic factors such as the general level of interest rates and demand for commercial and multifamily real estate. As a result, future revenues may fluctuate due to changes in these factors. Therefore, the Company's historical results may not be indicative of future periods.

        The following table sets forth information derived from the Company's consolidated statements of operations for each of the periods presented in dollars.

                          SUMMARY FINANCIAL INFORMATION
                              RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                      THREE MONTHS                    NINE MONTHS
                                                        ENDED                         MONTHS ENDED
                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                              ---------------------------     -----------------------------
                                                  1997            1996           1997                1996
                                              ---------      ------------     ------------     ------------
Revenues:

Servicing fees, net                            $ 3,074           $2,388           $ 8,705           $ 6,674
Gain on sale of mortgage loans                   6,255            1,846            12,172             6,557
Gain on Sale of Servicing                          296                -               296                 -
Interest income                                  1,543            1,133             3,653             3,109
Placement fee income                             1,556            1,273             3,869             3,604
Other                                              233              371               802             1,165
                                               -------           ------           -------           -------
                   Total revenues               12,957            7,011            29,497            21,109
                                               -------           ------           -------           -------

Expenses:

Salaries and employee benefits                   5,471            3,110            13,125             8,694
General and administrative                       2,899            1,646             6,725             4,460
Provision for loan servicing losses                 27              247               480               788
Interest  expense                                  686              248             1,289             1,051
Depreciation and amortization                    1,587            1,329             4,534             3,115
Losses from Beverly Hills Securities                 -                -                 -               600
                                               -------           ------           -------           -------
Total expenses                                  10,670            6,580            26,153            18,708
                                               -------           ------           -------           -------

Income before  income taxes                      2,287              431             3,344             2,401

Income taxes                                     1,014              249             1,620             1,492

                                               -------           ------           -------           -------
Net income                                     $ 1,273           $  182           $ 1,724           $   909
                                               =======           ======           =======           =======

EBITDA                                           3,928            1,832             8,440             5,659
                                               =======           ======           =======           =======


THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996

        As a result of the acquisition of the Company by NHP, all assets and liabilities acquired were recorded at their fair value which resulted in an increase of the recorded value of the Company's servicing rights of $10.7 million and goodwill of $5.1 million. The increase in these assets has resulted in additional amortization expense during the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 of approximately $576,000. For purposes of comparing the nine months ended September 30, 1997 to the nine months ended September 30, 1996, no other income statement amounts have been impacted by the acquisition.

        The Company's earnings before non operating interest expense, income taxes, depreciation and amortization ("EBITDA") for the three months ended September 30, 1997 was $3.9 million compared with $1.8 million for the three months ended September 30, 1996, an improvement of $2.1 million or 117%. EBITDA for the nine months ended September 30, 1997 was $8.4 million compared with $5.6 million for the same period of 1996, an improvement of $2.8 million or 50%. The increase in EBITDA for the three and nine month periods is attributable to increased loan originations and sales as well as increased servicing fees, with the third quarter of 1997 reflecting a relatively high level of activity, as compared with historical levels, offset partially by increased salaries, benefits and general administrative expenses, in part related to the Company's expansion into non-multifamily commercial lending as well as the impact of the WMF Proctor and Askew acquisitions. The Company originated multifamily and commercial mortgages of $1,006 million and $1,637 million for the three and nine months ended September 30, 1997, respectively compared to $319 million and $827 million in the three and nine months ended September 30, 1996, respectively. The EBITDA increase also reflects the $600 loss on Beverly Hills securities in 1996 as discussed below.

        The Company's revenue is to a large degree activity driven and is somewhat sensitive to economic factors such as the general level of business activity. Future revenues may fluctuate as a result of changes in these factors. Therefore, the Company's third quarter and nine months results may not be indicative of future periods results.

        EBITDA is widely used in the industry as a measure of a company's operating performance, but should not be considered as an alternative either
(i) to income from continuing operations (determined in accordance with generally accepted accounting principles) as a measure of profitability or (ii) to cash flows from operating activities (determined in accordance with generally accepted accounting principles). EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses.

        Net income was $1.2 million and $0.2 million for the three months ended September 30, 1997 and 1996, respectively, and $1.7 million and $0.3 million for the nine months ended September 30, 1997 and 1996, respectively. The net income increase results from the previously discussed increase in EBITDA, offset partially by additional depreciation and amortization attributed to the WMF Proctor and Askew acquisitions, increased interest expense primarily related to the advances from NHP, and increased income taxes.

        Servicing fees were $3.1 million and $2.4 million for the three months ended September 30, 1997 and 1996, respectively, and $8.7 million and $6.7 million for the nine months ended September 30, 1997 and 1996, respectively. Revenue related to mortgage servicing is based upon the unpaid principal balance of loans serviced. The increase in servicing fees for the three and nine months and nine months ending September 30, 1997 and 1996 is a result of the principal balance of the Company's servicing portfolio increasing. Such balances were $5.1 billion on September 30, 1996 and $8.7 billion on September 30, 1997. The increase in the servicing portfolio for the three months ended September 30, 1997 is attributable primarily to loan originations. The increase in the servicing portfolio for the nine months ended September 30, 1997 is attributable primarily to loan originations of $1.6 billion and the acquisitions of WMF Proctor, ACR and Askew which added rights to service loans with principal balances of $1.7 billion for the period September 30, 1996 through September 30, 1997. The percentage increase in servicing fee revenue is less than the percentage increase in the servicing portfolio because the fee as a percentage of unpaid principal balance on the added servicing, primarily for insurance companies, is lower than the Company's historical average servicing rate.

        Gain on sale of mortgage loans were $6.3 million and $1.8 million for the three months ended September 30, 1997 and 1996, respectively, and $12.2 million and $6.6 million for the nine months ended September 30, 1997 and 1996, respectively. For the three months ended September 30, 1997 and 1996 the Company originated $1,006 million and $319 million mortgage loans, respectively, and for the nine months ended September 30, 1997 and 1996 the Company originated $1,637 million and $827 million mortgage loans, respectively. The increase in gain on sale of mortgage loans is a result of the increase in loan origination fees and includes the gain on recognizing originated mortgage servicing rights of $0.5 million and $0.7 million for the three months ended September 30, 1997 and 1996, respectively, and $1.7 million and $1.9 million for the nine months ended September 30, 1997 and 1996, respectively.

        Gain on sale of servicing of $0.3 million, for the three and nine months ended September 30, 1997, represents the sale of the Company's servicing portfolio of loans held by Federal Home Loan Mortgage Corporation. The Company does not expect the sale of this portfolio to have a material impact on future results.

        Interest income of $1.5 million and $1.1 million for the three months ended September 30, 1997 and 1996, respectively, and $3.7 million and $3.1 million for the nine months ended September 30, 1997 and 1996, respectively, increased due to the increase in originations for the three and nine months ended September 30, 1997 compared to the three and nine months ended September 30, 1996, as discussed above.

        Placement fee income of $1.6 million and $1.3 million for the three months ended September 30, 1997 and 1996, respectively, and $3.9 million and $3.6 million for the nine months ended September 30, 1997 and 1996 respectively, was the result of earnings on invested mortgagor escrow amounts. Earnings on such amounts increased over this period as a result of an increase in the Company's escrow balance of 28.6% from $220 million on September 30, 1996 to $283 million on September 30, 1997. The slower growth in placement fee income compared to escrow balances reflects the Company's increased utilization of escrow balances to reduce interest expense related to the warehousing of loans rather than the generation of placement fee income.

        Other income of $0.2 million and $0.4 million for the three months ended September 30, 1997 and 1996, respectively, and $0.8 million and $1.2 for the nine months ended September 30, 1997 and 1996, respectively, was the result of loan modifications, prepayment penalties and recoveries. The change in the nine month period is primarily related to the recovery of approximately $475,000 in escrow advances that had previously been written off during the nine months ended September 30, 1996.

        The Company's total expenses consist of salaries and benefits (including commissions), other general and administrative expenses, provision for loan servicing losses, operating interest expense, amortization of mortgage servicing rights, and other depreciation and amortization.

        Salaries and benefits, the largest category of costs for the Company, increase with loan production due primarily to the payment of commissions on loan originations. Salaries and benefits of $5.5 million and $3.1 million for the three months ended September 30, 1997 and 1996, respectively, and $13.1 million and $8.7 million for the nine months ended September 30, 1997 and 1996, respectively, represents a $2.4 and $4.4 million increase respectively. This increase is due primarily to increased originations, as discussed above, and the acquisitions of WMF Proctor and Askew which occurred subsequent to the nine months ended September 30, 1996 and the acquisition of ACR in May, 1996. These three acquisitions, combined with the Company's expansion into non-multifamily commercial lending contributed to the increase in the Company's number of employees from 171 at September 30, 1996 to 239 at September 30, 1997.

        General and administrative expenses consist of professional fees, travel, management information, occupancy, telephone and equipment rental, and other expenses. General and administrative expenses were $2.9 million and $1.6 million for the three months ended September 30, 1997 and 1996, respectively, and $6.7 million and $4.5 million for the nine months ended September 30, 1997 and 1996, respectively. The increase is a result of costs associated with acquisitions and the resulting additional offices.

        The Company increased the provision for loan servicing losses by $27,000 and $300,000 for each of the three months ended September 30, 1997 and 1996, respectively, and $0.5 million and $0.8 million for the nine months ended September 30, 1997 and 1996, respectively. The decrease in addition to reserves is the result of management's determination, as part of its ongoing assessment of the reserve, that current market conditions do not require a further increase in reserves. The Company's principal balance of Fannie Mae DUS loans in the servicing portfolio was $838 million and $698 million as of September 30, 1997 and 1996, respectively.

        Interest expense of $0.7 million and $0.2 million for the three months ended September 30, 1997 and 1996, respectively, and $1.3 million and $1.1 million for the nine months ended September 30, 1997 and 1996, respectively, increased due to the Company's increased production and acquisition borrowings. The interest expense for the three months ended September 30, 1997 and 1996 included approximately 34% and 29%, respectively, and for the nine months ended September 30, 1997 and 1996 included approximately 44% and 26%, respectively, of expense relating to the acquisition borrowings.

        Depreciation and amortization of $1.6 million and $1.3 million for the three months ended September 30, 1997 and 1996, respectively, and $4.5 million and $3.1 million for the nine months ended September 30, 1997 and 1996, respectively represent increases of $0.3 million and $0.8 million for the respective periods. Approximately $576,000 of this increase during the nine months ended September 30, 1997 is due to the increased asset basis as a result of the acquisition of the Company by NHP discussed above. The remainder of the increase is primarily a result of the amortization of additional servicing rights and goodwill.

        Losses from Beverly Hills Securities of $0 and $600,000 for the nine months ended September 30, 1997 and 1996, respectively, decreased due to the Company writing off its investment/advances in Beverly Hills Securities during the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

        Cash inflow from operating activities for the period January 1, 1997 through September 30, 1997 of $11.1 million increased from operating cash inflow of $3.6 million for the period January 1, 1996 through September 30, 1996. Such increase was primarily due to: (i) increased other liabilities; and (ii) increased borrowings from affiliates.

        The Company's principal capital needs are the financing of loan funding activities, servicing advances, and the acquisition of commercial and multifamily mortgage companies and servicing portfolios. To meet these needs, the Company currently utilizes the following warehouse lines of credit, credit lines and term loans.

        The Company has a warehouse line of credit which can be drawn for purposes of originating loans that had an $80 million credit limit in 1995 that was subsequently increased to $150 million in the third quarter of 1996. This credit limit has been temporarily increased at times to allow increased borrowings beyond the credit limit. The warehouse line of credit is secured by mortgage loans held for sale and is required to be repaid with interest upon sale of the mortgage loans. The interest rate on the warehouse line of credit was 3/4 percent for the period January

1, 1997, to September 30, 1997 to the extent compensating balances are maintained and as equal to the London InterBank Offered Rate ("LIBOR") plus 3/4 percent for the period January 1, 1997 to September 30, 1997 for amounts borrowed in excess of compensating balances.

        The Company has a separate $10 million line of credit which was used exclusively for servicing acquisitions. In October 1996, this facility was converted to a term loan. The debt is to be repaid in twenty equal quarterly installments based on a 10-year amortization schedule beginning on October 31, 1996, with the remaining balance due in June 2001. The interest rate on the servicing acquisition line of credit was 3 percent for the period January 1, 1997 to September 30, 1997 to the extent compensating balances are maintained and was equal to LIBOR plus 3 percent for the period January 1, 1997 to September 30, 1997 for amounts borrowed in excess of compensating balances. Interest is payable monthly. The servicing acquisition line is collateralized by servicing rights relating to loans with an approximate unpaid principal balance of $5.8 billion as of September 30, 1997. Because this facility was converted to a term loan, the Company cannot borrow any additional amounts under this line. This facility will mature as follows: $0.25 million in the fourth quarter of 1997, $1 million in each year from 1998 through 2000 and $1.5 million in 2001.

        The Company has a $10 million revolving credit agreement to be used for servicing acquisitions or working capital purposes. On November 5, 1997, the Company utilized this credit facility to purchase 100 percent of the outstanding stock of The Robert C. Wilson Company and its Arizona subsidiaries ("Wilson"), a Houston based commercial mortgage banking company. The purchase price will be allocated between the fair value of the assets acquired with the difference between the fair value and purchase price recorded as goodwill. The Company acquired all of Wilson's issued and outstanding common stock for a purchase price of approximately $4 million (80 percent of which was paid at closing and the remaining 20 percent of which would be paid in the form of earnouts upon the attainment of certain performance objectives over a 42 month period). The revolving credit agreement is renewable annually through June 2001 and requires monthly interest payments. Any principal balance outstanding in June 2001 would be converted to a term loan due in quarterly installments through June 2006. The interest rate on the term loan is 3 1/2 percent for amounts borrowed to the extent compensating balances are maintained and is equal to LIBOR plus 3 1/2 percent for amounts borrowed in excess of compensating balances. The term loan is collateralized by all nonrecourse servicing rights.

        On May 1, 1997, the Company entered into a $35 million revolving line of credit which will be principally drawn for purposes of originating loans. The warehouse advances are secured by mortgage loans held for sale and are required to be repaid upon sale of the mortgage loans. The interest rate on the warehouse advances is 3/4 percent to the extent compensating balances are maintained and is equal to the LIBOR plus 3/4 percent for amounts borrowed in excess of the compensating balances. Interest is payable monthly. The facility can also be used for principal and interest advances and working capital purposes with credit limits of $2.5 million to $5.0 million, respectively. The interest rate on the principal and interest advances and working capital portion of the facility are 1.5% and 2.0% to the extent compensating balances are maintained and LIBOR plus 1.5% or 2% for amounts borrowed in excess of the compensating balances, respectively. Interest is payable monthly. The maximum principal amount that may be borrowed under the three different facilities is $35 million. There were no borrowings under this facility as of September 30, 1997.

        The Company has also established a letter of credit of $4,400,000 and $4,200,000 on behalf of Fannie Mae for the DUS program as of September 30, 1997 and December 31, 1996 respectively. This letter of credit is secured by cash equivalents and mortgage-backed securities with a market value of $5,343,995 and $5,091,568 as of September 30, 1997 and December 31, 1996 respectively.

        As of September 30, 1997, the Company utilized the Federal National Mortgage Association's (Fannie Mae) "As Soon as Pooled" program to sell approximately $350 million in conforming mortgage loans. Under the terms of the program, the Company delivered the mortgage loans to Fannie Mae and assigned a forward trade. The forward trade is an agreement between the Company and Fannie Mae or a third party whereby the Company agrees to sell the mortgage loans on a specified date for a specified price. The $2.7 million due from investors represents the cash to be received by the Company upon settlement of the forward trade.

        The Company's debt agreements require the maintenance of certain financial ratios relating to liquidity, leverage, working capital, and net worth among other restrictions, all of which were met at September 30, 1997.

                                    PART II.

OTHER INFORMATION

 Item 1:  Legal Proceedings

           None

 Item 2:   Changes in Securities.

           None

 Item 3:   Defaults upon senior securities.

           None

 Item 4:   Submission of matter to a vote of security holders.

           None

 Item 5:   Other Information.

           None

 Item 6:   Exhibits and reports on Form 8-K.

           (a)   Exhibits

                 10.1  Key Employee Incentive Plan. (1)
                 10.2  Key Employee Incentive Award Agreement. (1)
                 10.3  Key Employee Referral Compensation Plan. (1)
                 10.4  Employee Stock Purchase Plan. (1)
                 10.5  Stock Purchase Agreement dated as of October 31, 1997 between Washington Mortgage Financial Group, Ltd. and
                       The Robert C. Wilson Company (2)
                 11    Statement re computation of per share earnings. (2)
                 27    Financial Data Schedule (2)

           (1) Incorporated by reference to the Company's registration statement on Form S-1 No. 333-37447 filed by the registrant on October 8, 1997.

           (2)   Filed herewith

           (3) Confidential treatment has been requested. The copy filed omits the information subject to a confidentiality request.

           (b)   Report on Form 8-K.

                 None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused to be signed on its behalf by the undersigned, thereunto duly authorized.



                               THE WMF GROUP, LTD.

 Date:  November 14, 1997    By:   /s/ Shekar Narasimhan
                             ----------------------------------
                                  Shekar Narasimhan
                                  Director, President and Chief
                                  Executive Officer

 Date:  November 14, 1997     By:  /s/ Michael D. Ketcham
                             -----------------------------------
                                   Michael D. Ketcham
                                   Executive Vice President, Chief Financial
                                   Officer and Treasurer (Principal Financial
                                     Officer)