Form 10-K
period 1997-12-31
WMF GROUP LTD
filed 1998-03-31
CIK 1039206

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K
                                   ---------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997
                                             -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF
    1934 For the transition period from _________ to _____________

                         Commission File Number 0-22567
                              THE WMF GROUP, LTD.
                              -------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                    54-1647759
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S Employer
incorporation or organization)                              identification no.)

1593 Spring Hill Road, Suite 400, Vienna, Virginia              22182
-------------------------------------------------------------------------------
 (Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code (703) 610-1400
                                                   --------------

                Securities registered pursuant to Section 12 (b)
                     of the Act: NONE Securities registered
                     pursuant to Section 12 (g) of the Act:
                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $ 165.7 million based on the closing price of such shares on the Nasdaq Stock Market as of March 27, 1998

As of March 27, 1998 there were 5,097,721 shares of common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on June 16, 1998, which will be filed pursuant to Regulation 14 A with the Commission within 120 days after the close of the fiscal year.

                              The WMF GROUP, LTD.


                                   FORM 10-K

                               TABLE OF CONTENTS

Item No.                                                                                Page
--------                                                                                ----
                                     PART I

   1.      Business                                                                       1

   2.      Properties                                                                     9

   3.      Legal Proceedings                                                              9

   4.      Submission of Matters to a Vote of Security Holders                            9


                                     PART II

   5.      Market for Registrant's Common Equity and Related Stockholder Matters          9

   6.      Selected Financial Data                                                       10

   7.      Management's Discussion and Analysis of Financial Condition and Result of
           Operations                                                                    12

   8.      Financial Statements and Supplementary Data                                   19

   9.      Changes in and disagreements with Accountants on Accounting and Financial
           Disclosure                                                                    19

                                    PART III

  10.      Directors and Executive Officers of the Registrant                            19

  11.      Executive Compensation                                                        19

  12.      Security Ownership of Certain Beneficial  Owners and Management               19

  13.      Certain Relationships and Related Transactions                                19

                                     PART IV

  14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K              20

     All statements contained herein that are not historical facts, including but not limited to statement regarding anticipated future capital requirements, the Company's future development plans, the Company's ability to obtain additional debt, equity or other financing, and the Company's ability to generate cash from operations and further savings from existing operations, are based on current expectations. These statements are forward looking in nature an involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as the introduction of new competitors, future acquisitions and strategic partnerships; general business and economic conditions; and the other risk factors describe from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.


    PART I

    ITEM 1.   BUSINESS

    INDUSTRY OVERVIEW

     The WMF Group, Ltd. ("Company") believes that the financing of commercial and multifamily real estate offers significant growth opportunities. Commercial and multifamily real estate encompasses a wide spectrum of assets including multifamily, office, industrial, retail and hospitality. These assets are financed by an estimated $1.1 trillion of outstanding commercial real estate debt. During the past ten years, total commercial mortgage originations have averaged approximately $210 billion annually, of which approximately 80 percent to 85 percent consist of non-multifamily assets. The Company anticipates that on a stabilized basis, the commercial real estate market will require debt financing for existing properties of approximately $120 to $140 billion annually, plus additional amounts for new construction.

     Commercial mortgage banks have arranged a significant portion of the debt financing for commercial real estate. Historically, commercial mortgage banks originated and serviced loans for life insurance companies in specified geographic regions. In addition to providing loans to life insurance companies, some commercial mortgage banks acted as originators for Government Sponsored Enterprises ("GSEs") such as Fannie Mae and Freddie Mac, and also acted as brokers for other lenders. As a result, a fragmented industry has developed which is comprised of small local and regional firms.

     However, since the early 1990s the commercial mortgage banking industry has experienced significant change, in part due to the growth in commercial mortgage securitization, the expanded involvement of GSEs, increased borrower sophistication and advances in information technology. Many of the existing firms lack the capital and financial sophistication to compete effectively in today's rapidly changing market. Accordingly, the Company believes the commercial mortgage industry is going through a period of consolidation similar to that experienced in the residential mortgage industry. Although consolidation provides significant growth opportunities for the Company, certain risks are also involved. See "-Interest Rate Sensitivity" and "-Competition".

COMPANY OVERVIEW

     The Company is one of the largest independent commercial mortgage bankers in the United States as measured by servicing portfolio size based on the 1997 survey published by the Mortgage Bankers Association of America ("MBA"), the largest originator of Federal National Mortgage Association ("Fannie Mae") multifamily loans based on statistics provided by Fannie Mae, and is the largest originator of Federal Housing Authority ("FHA") insured multifamily and healthcare loans based on statistics provided by HUD. The Company originates, underwrites, structures, places, sells and services multifamily and commercial real estate loans. With the formation of WMF Capital Corp. and WMF Carbon Mesa Advisors, in the first quarter of 1998, the Company operates a commercial mortgage conduit, manages commercial mortgage investment funds and provides special asset management services. Through its relationships with GSEs, investment banks, life insurance companies, commercial banks and other investors, the Company provides and arranges financing to owners of multifamily and commercial real estate on a nationwide basis using both a retail and wholesale network. The Company generates revenues through origination fees, servicing fees, net interest income on loans held for sale and placement fees. The Company expects that securitization profits from WMF Capital Corp. and management fees from WMF Carbon Mesa Advisors will provide the Company with additional sources of revenue.

     As of September 1997, the Company was the eighth largest servicer of multifamily and commercial real estate loans in the country based on the 1997 MBA Survey. At the time of the survey, the Company serviced a portfolio of approximately $8.7 billion, and the average portfolio size for the top ten servicers was approximately $14.6 billion. The Company's servicing portfolio was approximately $10.9 billion as of December 31, 1997. For the years ended December 31, 1997 and December 31, 1996, the Company originated $2.3 billion and $1.1 billion, respectively, of multifamily and commercial real estate mortgages.

     The Company believes that it is positioned to compete effectively in the commercial real estate financing industry based on its capitalization, geographic scope and services provided. The commercial and multifamily mortgage banking industry is increasingly characterized by expensive technological demands, large and sophisticated infrastructure for real estate underwriting and risk evaluation and the rapid emergence of the securitization market. These developments will, in the Company's judgment, lead to the creation of sophisticated and well-capitalized mortgage finance enterprises. The Company seeks to use its existing infrastructure and leverage its market position to increase market share of its established businesses and grow its commercial business.

     The Company is a Delaware corporation formed in October 1992. The Company has three direct wholly owned subsidiaries: Washington Mortgage Financial Group, Ltd. ("Washington Mortgage"), WMF Capital Corp., and WMF Carbon Mesa Advisors, which are incorporated under the laws of Delaware. Washington Mortgage's wholly owned subsidiaries are WMF Huntoon, Paige Associates Limited ("WMF Huntoon Paige"), WMF Proctor Ltd. ("WMF Proctor"), and WMF Robert C. Wilson Ltd. ("WMF Robert C. Wilson"), which are incorporated under the laws of the states of Delaware, Michigan and Texas, respectively. The Company has offices in ten states. The principal executive offices of the Company are located at 1593 Spring Hill Road, Suite 400, Vienna, Virginia 22182, phone
(703) 610-1400. The Company has approximately 300 employees.

STRATEGIC OBJECTIVES

     The Company seeks to increase reported earnings and cash flow through (i) acquisitions and internal growth, (ii) design and delivery of new mortgage products, and (iii) expansion into related businesses.

     Acquisitions. The Company has pursued a strategy of acquiring both multifamily and commercial mortgage businesses which either serve key real estate markets in the United States or provide niche or specialized services that enhance its product line, and of acquiring additional servicing portfolios. As a result of acquisitions and internal growth, the Company has increased loan originations from approximately $240 million in 1992 to approximately $2.3 billion in 1997, or a compound annual growth rate of 57.2 percent and its servicing portfolio from approximately $3.0 billion to $10.9 billion for a compound annual growth rate of over 29.4 percent. The characteristics of firms the Company seeks to acquire include active and productive loan origination staffs, significant market share and servicing portfolios of $250 million or more.

     In furtherance of its acquisition strategy, the Company routinely reviews, and conducts investigations of, potential acquisitions of multifamily and commercial mortgage businesses. When the Company believes a favorable opportunity exists, the Company seeks to enter into discussions with the owners of such businesses regarding the possibility of an acquisition by the Company. As of March 31, 1998, the Company does not have any agreements for pending acquisitions and has not entered into any letters of intent with respect to pending acquisitions.

     During 1997, the Company increased its portfolio of serviced mortgages by
75.8 percent from $6.2 billion to $10.9 billion, primarily as a result of the acquisition of Askew Investment Company, The Robert C. Wilson and New York Urban West Inc acquisitions, as well as $2.3 billion of new originations.

          - On April 15, 1997, the Company purchased substantially all of the mortgage banking assets of Askew ("WMF Askew") in Dallas, Texas for a purchase price of approximately $5.6 million, excluding transactions costs. Askew is a multifamily and commercial mortgage bank with correspondent relationships with 14 insurance companies, which originated $375 million of mortgages in 1996. The WMF Askew acquisition increased the Company's mortgage servicing portfolio by $425 million and gives the Company access to the traditional insurance company whole-loan buyers in the markets served by WMF Askew as well as a new source of loans for securitization through the Company's capital market relationships.

          - On November 5, 1997, Washington Mortgage purchased 100 percent of all outstanding stock of The Robert C. Wilson Company and its Arizona subsidiary (collectively "WMF Robert C. Wilson") for a purchase price of approximately $4.0 million in cash (80 percent of which was paid at closing and the remaining 20 percent of which would be paid in the form of earnouts upon attainment of certain performance objectives over a 42 month period). In addition to its mortgage and equity origination and servicing activities, WMF Robert C. Wilson provides commercial office leasing and real estate sale. WMF Robert C. Wilson possesses correspondent relationships with 24 insurance companies, and originated approximately $475 million of mortgages in 1997. The acquisition increased the Company's servicing portfolio by $554 million.

          - On December 23, 1997, the Company purchased substantially all of the mortgage banking assets of New York Urban West Inc ("WMF New York Urban") for a purchase price of approximately $4.9 million in cash (84 percent of which was paid at closing and the remaining 16 percent of which would be paid in the form of earnouts upon attainment of certain performance objectives over a 42 month period). An approved HUD mortgagee, WMF New York Urban originated $225 million of mortgages in 1997 and has correspondent relationships with several life insurance companies. The acquisition increased the Company's servicing portfolio by $1.3 billion .

          - The Company also grows its servicing portfolio through the acquisition of servicing rights. Since 1992, the Company has acquired servicing rights on approximately $2.8 billion of mortgages in over 64 transactions.

     Design and delivery of new mortgage products. Since 1992, the Company has been involved in developing more than eight new products including one of the first whole-loan conduits (Common Sense (SM)), a revolving credit facility for REITs and a forward commitment program for tax-credit new construction. Using these products, the Company has originated loans totaling over $1.2 billion from 1992 to 1997. In the past six months, the Company has enhanced its bridge loan product for multifamily lending as well as added a number of life company products and a securitized loan product with a major Wall Street conduit for commercial lending. Primarily through its subsidiary WMF Carbon Mesa Advisors, the Company intends to develop new financing products in response to changing market conditions, including continued development of bridge loan products as well as development of high yield and participating loan products. There can be no assurance that the Company will be successful in developing any particular new product or, if a product is developed, that it will be profitable for the Company.

     Expand into related businesses. The Company seeks to build upon its competency in evaluating real estate to expand its services and develop related products. In the first quarter of 1998, the Company formed an entity to conduct the commercial mortgage funds management business. Additionally, the Company has used its expertise to provide due diligence services for institutional clients and is expanding its presence in the commercial mortgage-backed securities market. Other possible businesses may include real estate advisory services, master servicing of securitized loans, asset management, commercial leasing and management and the purchase and retention of commercial mortgage-backed securities. Expansion may occur through a combination of acquisitions, strategic alliances and internal business development. There can be no assurance that the Company will seek to undertake any specific line of business, or that, if it undertakes a particular line of business, that the business will be successful.

MORTGAGE ORIGINATION

     The Company's staff of 43 loan officers targets a wide variety of borrowers including developers, local entrepreneurial owners, large portfolio owners and public companies such as REITs. Currently, the Company originates mortgages through two channels -- retail and wholesale. The Company directly solicits owners of real estate, as well as local multifamily and commercial mortgage brokers, through its loan originators based in 15 offices located throughout the country. The Company believes that having a local presence within a market significantly adds to its understanding of the local economic, demographic and real estate trends, thus allowing it to serve borrowers and investors better. A local presence also facilitates the development of borrower relationships as well as the identification of new customers. In those markets where the Company does not have a retail presence, it acts through a correspondent relationship with local mortgage brokers. In this relationship, a local commercial mortgage broker serves as a source of loans for the Company. Currently, the Company originates loans through 39 correspondents throughout the United States. The Company believes that multiple sourcing systems and a diverse menu of loan products attract borrowers and helps retain their business.

     In 1997, the Company obtained 21.5 percent of its $2.3 billion of loan originations through correspondents. The Company's relationship with correspondents differs between multifamily and commercial lending and FHA lending. For multifamily and commercial lending, the Company enters into an agreement with each correspondent which generally provides, among other things, that the correspondent will (i) be paid by the borrower typically based on a percentage of the loan, (ii) provide the Company with a right of first refusal in certain instances to finance properties meeting the criteria of its loan programs and investors and (iii) be eligible for incentive fees based on servicing fees received by the Company from the originated loans. Multifamily and commercial correspondent agreements are generally terminable by either party without cause upon prior written notice and provide no geographic restrictions on the part of the Company or the correspondent. With respect to FHA lending, correspondents generally enter into agreements with the Company for each individual transaction and the terms of the agreements vary from transaction to transaction. These agreements define the compensation, roles, representations and warranties for the correspondent and the Company.

     Once potential borrowers have been identified, the Company determines which of its mortgage products best meets the borrowers' needs. After identifying a suitable product, the Company works with the borrower and a mortgage investor to prepare a loan application. Upon acceptance by the borrower, the application is forwarded to the Company's underwriters for due diligence or, in the case of FHA insured loans, to the FHA, which conducts the due diligence and makes decisions on commitments. The loan is evaluated, and if appropriate, submitted to a loan committee consisting of senior officers of the Company. If a loan is approved, the Company issues a commitment to the borrower and normally commits the loan for sale to an appropriate investor at the same time. This essentially simultaneous commitment from both a borrower and a mortgage investor enables the Company to eliminate its exposure to interest rate changes for each transaction. Typical investors include insurance companies, banks, credit corporations, GSEs and other institutional investors. Closing on a loan typically occurs 15 to 30 days after the Company commits to make the loan. At the time of the closing, the Company funds the loan using its warehouse lines of credit and the Company is paid an origination fee, typically one-half to one percent of the principal amount of the loan, by the borrower.

     Within 10 to 45 days after the closing on a loan, the Company typically completes the sale of the loan to an investor. In connection with such sales, the Company makes certain representations and warranties to investors covering matters such as title to mortgaged property, lien priority, environmental reviews and certain other matters. The Company bases these representations and warranties on representations and warranties from borrowers and on independent studies from third-party consultants. The Company may also retain certain other liabilities with respect to loans it sells to investors, as it does under the Fannie Mae Delegated Underwriting and Servicing ("DUS") Program. Under this program, the Company originates, places and services multifamily loans for Fannie Mae without having to obtain Fannie Mae's prior approval for each loan. This program requires the Company to share the risk of loss by paying a portion of the losses on mortgage it originates under the program, up to 20 percent of the original principal balance of the loan. After selling a mortgage loan, the Company typically retains the right to service the loan. As of December 31, 1997 and December 31, 1996, the Company held 32 and 24 mortgage loans for sale with an aggregate principal balance of $49.4 million and $40.2 million, respectively. As of December 31, 1997 the range of the note rates on the mortgage loans held for sale was between 6.70% and 8.75%, and varied by product type. Further, as of December 31, 1997 and December 31, 1996, the Company had received investor commitments to purchase the mortgage loans held for sale, and subsequent to the end of each period the Company sold each of the loans.

     The Company provides a diverse range of products to borrowers through three business units: Conventional Multifamily, FHA Multifamily, and Healthcare and Commercial. The following table sets forth information regarding loan origination volume by business unit for each of the last three years.

                    Loan Origination Volume by Business Unit
                             (Dollars in Millions)

                                       1997          1996         1995
                                    ---------      --------     ------
     Conventional Multifamily        $  742.0     $  505.4      $448.0
     FHA Multifamily and
     Healthcare                         489.7        505.6       325.5
     Commercial                       1,075.2        117.5        29.0
                                     --------     --------      ------
          Total                      $2,306.9     $1,128.5      $802.5
                                     ========     ========      ======

  Conventional Multifamily. This business unit originates financing for multifamily properties that are not supported by governmental insurance or guarantees. The Company sells such loans to a variety of mortgage investors. One of the Company's most active conventional products is Fannie Mae's DUS Program. Currently, there are only 28 companies approved to participate in this program. During 1997, total DUS Program production was $4.5 billion, of which the Company produced approximately $200 million. Under the DUS Program, Fannie Mae delegates its authority to these 28 companies to approve, close and service loans on multifamily mortgages that meet predetermined criteria. Fannie Mae is committed to subsequently purchase these loans from the participating companies. As part of the program, Fannie Mae requires that each company maintain a specified capital base and share in the risk of loss on the loan. In return for sharing the risk of loss, the participants receive a servicing fee that is significantly higher than what is typically found in the industry. The Company underwrites each loan (as described on the following pages) to manage its loss exposure and enhance its return on servicing. See "-- Mortgage Underwriting," below.

     In addition to its participation in Fannie Mae's DUS Program, the Company is a Fannie Mae Prior Approval Lender and is one of the designated post closing review lenders for the Fannie Mae Aggregation Facility (the "Aggregation Facility"). These programs allow the Company to sell certain loans to Fannie Mae that it would not otherwise fund through the DUS Program. Unlike DUS, however, neither the Prior Approval nor the Aggregation Facility requires that the Company share in the risk of loss.

  FHA Multifamily and Healthcare. The Company, through WMF Huntoon Paige, is the largest provider of FHA-insured multifamily and healthcare financing in the country. The Company originates and services both construction and permanent loans. According to the United States Housing and Urban Development ("HUD") data for fiscal year October 1, 1996 to September 30, 1997, WMF Huntoon Paige had originated 11.6 percent of all multifamily and healthcare insured debt financing.

     The Company operates FHA lending as a separate business unit because typical property characteristics, borrower requirements, licensing, and approval processes differ significantly between FHA and conventional multifamily financing. The Company, through its subsidiaries, is an FHA-approved mortgagee and, as such, must comply with the applicable requirements of the National Housing Act and the regulations and policies of the FHA that are promulgated pursuant to the National Housing Act. See "-- Regulations," below.

   Commercial. With the acquisition of WMF Proctor in 1996 and of WMF Robert
C. Wilson in 1997 and the acquisition of the assets of WMF Askew and WMF New York Urban in 1997, the Company has substantially increased its presence in the market for commercial, non-multifamily financing. The Company has originated loans for three programs that target mortgages secured by a variety of asset classes including office buildings, retail centers, hotels, warehouses and nursing homes. Acquisitions made during 1996 and 1997 bring a variety of established insurance company relationships to the Company, including: UNUM, Canada Life, CIGNA, American General, Nationwide, Berkshire Life, Government Personnel Mutual, Century Life, John Hancock Mutual Life Company and Allstate Life Insurance Co. Historically, banks, insurance companies and, more recently, conduits, have been the primary sources of capital for the commercial segment. Insurance companies are particularly active investors in the segment through the regional commercial mortgage banks.

     Originating and servicing commercial mortgages may be more difficult than originating and servicing multifamily mortgages in a number of respects including the following: (i) the Company must develop and maintain new borrower, correspondent, and investor relationships; (ii) the commercial mortgage segment consists of many different asset types, such as office buildings, retail facilities, and hotels, with varying operating characteristics, whereas the multifamily mortgage segment is more uniform with respect to asset types; and (iii) unlike the multifamily segment, liquidity in the commercial segment does not benefit from the involvement of GSEs and the FHA.

MORTGAGE UNDERWRITING

     The Company's originators work in conjunction with underwriters whose responsibility is to perform due diligence on all loans prior to commitment and approval. The Company's underwriters complete a comprehensive assessment of the proposed loan including a review of (1) the borrower's financial position and credit history, (2) past operating performance of the underlying collateral,
(3) potential changes in project economics and (4) appraisal, environmental, and engineering studies completed by a pre-approved list of third-party consultants. Additionally, underwriters complete an independent market assessment which includes a property inspection, review of tenant and lease files, survey of comparable properties in the market and an analysis of area economic and demographic trends. Each proposed loan is reviewed and approved by a loan committee consisting of the senior officers of the Company.

     The Company uses underwriting guidelines provided by investors and developed internally in its loan approval process. Key factors considered in credit decisions include, but are not limited to, debt service coverage, loan to value ratios, property financial and operating performance, local market conditions, quality of property management, borrower credit history and tenant profile. The standards vary from investor to investor and may include a subjective element based on the totality of circumstances relating to the credit risk and generally do not involve mechanical application of a set formula. The Company refines its underwriting criteria based on actual loan portfolio experience and as market conditions and investor requirements evolve.

     In 1997, these underwriting procedures contributed to the Company achieving a loan delinquency rate (i.e., loans delinquent over 60 days) equal to 0.42 percent of its entire conventional multifamily and commercial portfolios based on the unpaid principal balance. For the DUS portfolio, where the Company is exposed to potential loss sharing with Fannie Mae, the Company has not experienced any losses or delinquencies on its new originations since its approval as a DUS lender in 1990. During this period, the Company originated over 193 DUS loans with original principal balances in excess of $944 million. The Company has experienced one loss of $0.3 million on a DUS loan. The loan however, was originated by another lender, and the Company acquired the risk-sharing obligation as part of its DUS approval in 1990.

     The Company utilizes the underwriting criteria established by the FHA to recommend loans for FHA insurance. The Company provides the FHA with the requisite information necessary for its credit review. These loans are then examined by the FHA, which makes the decision as to whether to provide insurance.

MORTGAGE SERVICING

     As a mortgage servicer, the Company performs both primary and master servicing functions. Primary servicing involves the collection of mortgage payments, the maintenance of escrow accounts for the payment of ad valorem taxes and insurance premiums, the remittance of payments of principal and interest, the reporting to investors on financial and property issues and general loan administration. The primary servicer must inspect properties, determine the adequacy of insurance coverage, monitor delinquent accounts and, in cases of extreme delinquency, institute and complete either forbearance arrangements or foreclosure proceedings on behalf of investors.

     Master servicers administer and report on securitized pools of mortgage-backed securities. Normally, the actual mortgages underlying mortgage-backed securities are serviced by individual primary servicers. Master servicing agreements typically provide for the primary servicer to retain responsibility for administering the mortgage loans and the master servicer functions as an intermediary, supervising the work of primary servicers by monitoring their compliance with the servicing contract and consolidating all accounting and reporting to the securities issuer.

     The Company provides servicing pursuant to contracts with owners of mortgages and originators of mortgage-backed securities. The contracts are generally for a term equal to the term of the serviced mortgage or the mortgage-backed security, as appropriate, except that all contracts are terminable for cause and contracts with insurance company owners of mortgages (amounting to approximately 38 percent of mortgages held as of December 31, 1997) are customarily terminable on 30 days notice by the owner, in many instances without cause, subject to payments of termination fees in certain circumstances. Pursuant to these agreements, the Company receives a fee for primary servicing typically ranging from ten basis points to forty basis points of the unpaid principal amount annually. Fees for master servicing typically range from one to ten basis points of the unpaid principal balance of the loans underlying the securities.

     As of December 31, 1997, the Company acted as the primary servicer for approximately $9.9 billion of loans and the master servicer for an additional $952 million of loans. These loans were obtained through the Company's origination network and through the purchase of servicing rights. A breakdown of the servicing portfolio is shown below.

                      Servicing Portfolio by Product Type
                                 $ in Millions

                                        1997          1996        1995
                                        ----          ----        ----
            Conventional
            Multifamily                 $1,544       $ 1,644     $1,409
            FHA -- Ginnie Mae            4,201         3,076      2,657
            Commercial                   4,173         1,267        201
            Master Servicing               952           214        145
                                       -------       -------     ------
                 Total                 $10,870       $ 6,201     $4,412
                                       =======       =======     ======

     The Company processes servicing transactions primarily through facilities in Vienna, Virginia and Edison, New Jersey, and it employs approximately 83 people in servicing capacities. As of December 31, 1997, the Company serviced 3,126 loans, each of which normally involves monthly payments for 130 investors. As part of its servicing functions on these loans, the Company managed escrow accounts totaling $323 million as of December 31, 1997 and processed approximately $68.0 million in principal and interest payments each month. The Company continuously reviews its servicing operations and seeks to implement improvements in its systems and business processes.

INTEREST RATE SENSITIVITY

     The Company recognizes that interest rate changes can affect its operating results in a variety of ways, including impacts on origination fees, servicing fees, placement fee income, gains on loan sales as well as its own cost of financing. Generally, interest rate increases reduce the level of economic and real estate activity, thereby decreasing the demand for mortgage financing, which in turn may negatively affect the Company's ability to earn origination fees and gains on loan sales. In addition to possibly depressing loan origination levels, gains on loan sales may be further restricted because the value of fixed income securities, such as many real estate mortgages, tend to decline as interest rates increase. Finally, interest rate increases raise the cost of debt financing, particularly if the Company finances its operations with variable rate debt.

     Interest rate increases, however, positively affect Company earnings from loan servicing activities. A reduction in real estate activity may reduce the risk of borrower prepayments, potentially increasing the level of servicing fees and the value of the Company's servicing portfolio. Additionally, placement fee income earned by the Company may benefit from increased interest rate levels.

     Declines in interest rates should generally have a corresponding favorable impact on Company earnings from originating, loan sales and financing activities. Although loans within the servicing portfolio may have prepayment restrictions and yield maintenance provisions a decline in interest rates may have a negative impact on servicing and placement fee income. Changes in the relationship between short-term and long-term interest rates may also affect the Company's results of operations. The Company earns net interest income, typically based upon long-term rates earned on loans held between loan closing and mortgage investor funding. Net interest income increases when long-term rates increase relative to short-term rates and decreases when short-term rates increase relative to long-term rates.

     Although the Company believes that the interest rate environment generally has the foregoing effects, there is no consistent correlation between interest rate levels and either the Company's revenues or its overall profitability. In part, this lack of correlation reflects the refinancing of existing permanent and construction mortgages at their maturities which may occur regardless of the interest rate environment. Additionally, approximately 61 percent of the Company's revenues are derived from originating and approximately 39 percent of the Company's revenues are derived from servicing activities and interest levels have different impacts on each, as described above.

REGULATION

     The Company, through its direct and indirect subsidiaries, is an FHA-approved mortgagee and, as such, must comply with the applicable requirements of the National Housing Act (the "Housing Act") and the regulations and policies of the FHA which are promulgated pursuant to the Housing Act. The Housing Act's regulations and policies require, among other things, the maintenance of a minimum net worth and minimum warehouse lines of credit by each approved mortgagee, the employment of trained personnel competent to perform their assigned responsibilities, the submission to FHA of an annual audit report and financial statements in a form acceptable to FHA, the maintenance and use of escrow funds in a prescribed manner and the maintenance of a quality control plan for the underwriting, origination and servicing of mortgage loans.

     In addition to being an FHA-approved mortgagee, WMF Huntoon Paige is approved by Ginnie Mae as an issuer of Ginnie Mae-guaranteed mortgage-backed securities ("Ginnie Mae MBSs"). As an approved issuer of Ginnie Mae MBSs, the Company must comply with the eligibility requirements of Ginnie Mae which, among other things, mandate that the subsidiary be an FHA-approved mortgagee in good standing, that it be a Fannie Mae- or Ginnie Mae-approved mortgage servicer in good standing, and that it maintain a minimum net worth in assets acceptable to Ginnie Mae in an indexed amount which is related by Ginnie Mae policy to the amount of Ginnie Mae MBSs which the Company has issued.

     As a mortgage banker engaged on a national level, the Company must comply with the laws of the various states which may be applicable to the activities of mortgage bankers within each respective state. These laws may require authorizations or licenses to conduct business in a state.

     Although the Company believes that it is in compliance in all material respects with applicable laws relating to FHA and Ginnie Mae requirements, and with applicable laws of the various jurisdictions in the United States, there can be no assurance that laws will not be adopted in the future that could make compliance more difficult or expensive, restrict the Company's ability to originate, sell, purchase, broker or service mortgage loans or Ginnie Mae MBSs, limit or restrict the amount of interest and other charges earned on mortgage loans or Ginnie Mae MBSs originated, sold, purchased or serviced by the Company, or otherwise adversely affect the business or prospects of the Company. If the Company were unable to comply with the laws, or were found to be in violation of law, the Company could lose the opportunity to originate, sell, purchase, broker or service mortgage loans or Ginnie Mae MBSs generally, or in the applicable jurisdiction, and could be compelled to forfeit or forgo revenues earned on transactions which were determined by FHA, Ginnie Mae or the authorities in a particular jurisdiction, as applicable, to be in violation of law or engaged in by the Company in violation of law, and it and certain of its officers could be subject to fines and other penalties, including restrictions on or prohibition from doing future business with FHA or Ginnie Mae, or in the particular jurisdiction. The inability of, or restrictions on the ability of, the Company to originate, sell, purchase or service mortgage loans or Ginnie Mae MBSs could have a material adverse effect on the Company.

     In addition to legal requirements with which they must comply, the Company's arrangements with investors (including Fannie Mae) require the Company to comply with certain standards including among other things, minimum net worth requirements, minimum liquid reserves, underwriting guidelines, servicing systems and controls, experienced personnel and minimum requirements with respect to errors and omissions and fidelity insurance.

     There can be no assurance that requirements will not be adopted in the future that could make compliance more difficult or expensive, restrict the Company's ability to originate, sell, purchase or service mortgage loans, limit or restrict the amount of interest and other charges earned on mortgage loans originated, purchased or serviced by the Company, or otherwise adversely affect the business or prospects of the Company. If the Company were unable to comply with the requirements, or were found to be in violation of any of the requirements, the Company could lose the opportunity to originate and sell, or broker, and service mortgage loans for Fannie Mae or any other investor, and could be compelled to forfeit or forgo revenues earned on transactions with respect to which the actions of the respective corporation were determined to be not in compliance with the applicable contract with Fannie Mae or other investor. The inability of the Company to originate and sell, or broker, and service mortgage loans with respect to Fannie Mae or any particular investor could have a material adverse effect on the Company.

COMPETITION

     The Company's competition varies by geographic market. Generally, competition is fragmented with very few national competitors, and many local and regional competitors. In addition, the Company's business is characterized by low barriers to entry, and new competitors have recently been successful in raising the capital necessary to enter the business. Moreover, certain of the Company's competitors are larger and have greater financial resources than the Company, including the commercial mortgage banking divisions of General Motors, General Electric, Mellon Bank, Banc One and CB Commercial. The Company competes largely on the basis of its experience in purchasing and servicing mortgages supported by various government guarantees, and on its ability to respond promptly to changing market conditions. Although management believes that the Company is well positioned to continue to compete effectively in the multifamily and commercial mortgage banking businesses, there can be no assurance that it will do so or that the Company will not encounter further increased competition in the future which could limit its ability to maintain or increase its market share.

EMPLOYEES

     At December 31, 1997, the Company had approximately 300 employees. Most of the employees work in professional, administrative and technical positions and no employee is represented by a labor union or subject to a collective bargaining agreement. The Company believes that its employee relations are generally good.

ITEM 2.  PROPERTIES

     The following table summarizes information about the Company's rental properties:

  Location                                                          Lease
  of the                       Square Feet                       Expiration
  Office                        Occupied                            Date
  ------                        --------                            ----
Vienna, VA                Approximately 39,000 sf            December 31, 2000
Edison, NJ                Approximately 15,200 sf            May 1, 2005
Houston, TX               Approximately 10,200 sf            December 31, 2000

     The Company's headquarters are currently located in Vienna, Virginia. In addition to its offices in Vienna, Edison and Houston, the Company has twelve offices located throughout the United States.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved from time to time in legal proceedings arising in the ordinary course of business. In connection with the Company's loan servicing activities, the Company is indemnified to varying degrees by the party on whose behalf the Company is acting. The Company also maintains insurance that management believes is adequate for the Company's operations. None of the legal proceedings in which the Company is currently involved, either individually or in the aggregate (and after consideration of available indemnities and insurance), is expected to have a material adverse effect on the Company's business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1997.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock began trading on December 8, 1997 and trades on the Nasdaq Stock Market under the symbol "WMFG".

     The high and low bid price per share of the Company common stock for the quarter ended December 31, 1997 is shown below:

                           High:  $14.00

                           Low:   $12.125

     On March 31, 1998, the Company had approximately 248 stockholders of record.

     The Company does not anticipate declaring and paying cash dividends on the Company Common Stock in the foreseeable future. The decision whether to apply any legally available funds to the payment of dividends on the Company Common Stock will be made by the Board of Directors of the Company (the "Company Board") from time to time in the exercise of its business judgment, taking into account the Company's financial condition, results of operations, existing and proposed commitments for use of the Company's funds and other relevant factors.

     The Company's ability to pay dividends may be restricted from time to time by financial covenants in its credit agreements or in arrangements with or regulations of government sponsored entities.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial and operating data of the Company for the year ended December 31, 1997, proforma for the year ended December 31, 1996, for the nine-month period ended December 31, 1996, for the three-month period ended March 31, 1996 and for the three year period ended December 31, 1995. The data for the three-month period ended March 31, 1996 and the nine-month period ended December 31, 1996 are presented separately as a result of the acquisition of the Company, which was formerly known as WMF Holdings Ltd., by NHP Incorporated ("NHP") effective April 1, 1996 (the "Acquisition"). The table also sets forth pro forma income statement data for the year ended December 31, 1996 giving effect to the acquisition as though it occurred on January 1, 1996. The selected financial data of the Company as of and for each of the above mentioned periods were derived from the Company's consolidated financial statements contained elsewhere herein. The pro forma data (which are unaudited) are derived from footnote No.16 of the Company's consolidated financial statements contained in this document. The pro forma results are not necessarily indicative of operating results that would have been achieved had the acquisition actually occurred on January 1, 1996. Additionally, the pro forma operating results are not intended to be a projection of results of future operations. The selected financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, pro forma financial statements and related notes included elsewhere herein. For the purpose of comparing the year ended December 31, 1997 to the proforma year ended December 31, 1996 the period January 1, 1996 to March 31, 1996 has been combined with the period April 1, 1996 to December 31, 1996 and it also includes $575,000 of additional amortization expense related to the Acquisition.

                      Selected Consolidated Financial Data
                       (Dollars in thousands, except per
                                  share data)


                                              The Company                     WMF Holdings Ltd. and Subsidiaries
                                --------------------------------------   -----------------------------------------------------
                                                                           For the
                                                            For the         Period              Year Ended December 31,
                                                             Period       January 1,            -----------------------
                                            Pro Forma      April 1 to         to
                                           December 31,   December 31,    March 31,
                                 1997        1996(1)          1996           1996         1995         1994          1993
                                 ----        -------          ----           ----         ----         ----          ----
                                           (Unaudited)                                                            (Unaudited)
INCOME STATEMENT DATA
Revenues                          $44,645       $30,301         $23,473        $6,828      $21,999      $17,061        $16,271
Expenses                           42,203        29,416          22,318         6,523       21,222       17,223         15,550
Net income (loss)                   2,442           885           1,155           305          777         (162)           721
Net income (loss) per
  share - Basic (2)                  0.57          0.21            0.27          0.07         0.16        (0.03)          0.12
Weighted average shares
  outstanding (2)                   4,273         4,217           4,217         4,217        4,717        6,217          6,217
Net income (loss) per
  share-Diluted (2)                  0.55          0.21            0.27          0.07         0.16        (0.03)          0.12
Weighted average shares
  outstanding (2)                   4,452         4,217           4,217         4,217        4,717        6,217          6,217



                                                                                                    December 31,
                                 December 31,               December 31,     March 31,     ----------------------------------
                                     1997                      1996           1996         1995         1994          1993
                                     ----                      ----           ----         ----         ----          ----
                                                                                                                   (unaudited)
BALANCE SHEET DATA
Mortgage loans held for sale       $49,431                       $40,263       $23,116      $32,462       $5,110        $44,738
Servicing rights                    26,796                        22,460         8,477        8,466        8,100          7,150
Total assets                       119,331                        88,097        48,976       57,176       31,689         65,347
Total debt (3)                      59,904                        46,137        34,108       43,304       15,271         51,652
Shareholder's equity                38,825                        22,528         4,324        4,018        6,241          6,403

OTHER DATA
Cash Flows from
 Operating activities (4)            ($881)       $3,395         ($6,588)       $9,983     $(21,897)     $39,889        $(7,648)
 Investing activities (4)          (21,463)       (9,624)         (9,276)         (548)      (2,343)      (3,062)        (1,737)
 Financing activities (4)           26,529         7,833          17,029        (9,196)      26,833      (36,381)        11,071
EBITDA (5)                          11,439         8,256           6,502         1,754        4,743        2,497          3,481
----------

(1) Adjusted to reflect results of operations for the twelve months ended December 31, 1996, as if the Acquisition had occurred January 1, 1996. Adjustments include all income amounts for the three months ended March 31,1996 and additional amortization of $575,647.

(2) Gives retroactive effect to a 789.94 per share stock split effective October 3, 1997.

(3) Includes $5,000,000 of notes to the Company's former shareholder as of March 31, 1996 and December 31, 1995, and $2,000,000 of notes to the Company's former shareholder as of December 31, 1994 and 1993, all of which were repaid in conjunction with the Acquisition.

(4) Operating, investing and financing cash flow represents the amount of cash generated from operating, investing and financing activities, respectively, as determined using GAAP.

(5) EBITDA is a non-GAAP presentation of the Company's performance and consists of income from operations before non-warehouse interest expense, income taxes, depreciation and amortization. EBITDA is included because it is used in the industry as a measure of a company's operating performance and provides information in addition to that supplied by GAAP-based data regarding the ability of the Company's business to generate cash, but should not be construed as an alternative either (i) to income from operations (determined in accordance with GAAP) as a measure of profitability or (ii) to cash flows from operating activities (determined in accordance with GAAP). EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. EBITDA as measured by the Company may not be comparable to EBITDA as measured by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes hereto which appear elsewhere in this annual report.

OVERVIEW

     On April 1, 1996, NHP acquired all the outstanding capital stock of the Company for consideration of approximately $21 million, in the form of $16.8 million in cash and 210,000 shares of common stock of NHP. (For periods prior to NHP's acquisition of the Company, the Company is referred to as "WMF Holding."). As a result of the acquisition of the Company by NHP, all assets and liabilities acquired were recorded at their fair value which resulted in an increase of the recorded value of the Company's servicing rights of $10.7 million and goodwill of $5.1 million.

     On December 8, 1997, the Company spun off from its parent company, NHP, and became an independent, publicly traded company. In total, 4,346,002 shares of the Company's stock were distributed to NHP shareholders. Concurrently with the spin off, the Company repaid its inter-company debt to NHP of approximately $9.8 million. At the time of the share distribution, the Company issued 546,448 shares of its common stock for a price of $9.15 per share to an outside investor. Additionally, pursuant to the Company's Employee Stock Purchase Plan, the Company issued approximately 138,000 shares of its common stock to employees.

     The following discussion and analysis presents the significant changes in financial condition and results of operations of the Company for the years ended December 31, 1997 and 1996. The results of operations of acquired businesses are included in the Company's and WMF Holding's Consolidated Financial Statements from the date of acquisition. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere herein. For the purpose of comparing the year ended December 31, 1997 to the year ended December 31, 1996, the three months ended March 31, 1996 has been combined with the nine months ended December 31, 1996 and includes $575,000 of additional amortization expense as a result of the Company's acquisition by NHP. No other income statement amounts have been impacted by the Acquisition. The table on the following page reflects the proforma results for the year ended December 31, 1996 after taking into account these adjustments.

     The Company has experienced growth in its net income, revenues, annual production volume and servicing volume. The Company seeks to continue to expand its business through (i) acquisitions and internal growth; (ii) design and delivery of new mortgage products; and (iii) expansion into related businesses. On a going-forward basis, to the extent that the Company is successful in completing acquisitions, the Company will experience increased expenses associated with the amortization of goodwill and acquired mortgage servicing rights and, if the acquisitions are financed by additional indebtedness, an increase in interest expense. Through the acquisitions, the Company's primary focus is to increase its mortgage origination capabilities and servicing portfolio as well as to expand into related businesses. Accordingly, such acquisitions may result in a short-term decrease in income from operations during the period from acquisition through a period necessary to integrate the acquired companies.

RESULTS OF OPERATIONS - SUMMARY

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

     The following table sets forth information derived from the Company's consolidated statements of operations for each of the periods presented.

                         Summary Financial Information
                             Results Of Operations
                             (dollars in thousands)

                                                          Year          Proforma*
                                                          Ended        Year Ended
                                                      December 31,    December 31,
                                                          1997           1996
                                                          ----           ----
                                                                      (unaudited)
Revenues:

Servicing fees, net                                     $ 11,871      $  9,329
Gain on sale of mortgage loans                            19,652        10,221
Gain on sale of servicing                                    297             -
Interest income                                            5,771         4,250
Placement fee income                                       5,330         4,959
Other                                                      1,724         1,542
                                                        --------      --------
                 Total revenues                           44,645        30,301
                                                        --------      --------

Expenses:

Salaries and employee benefits                            21,163        12,745
General and administrative                                 7,649         4,812
Occupancy                                                  2,140         1,593
Provision for loan servicing losses                          730         1,254
Interest  expense                                          2,282         1,319
Depreciation and amortization                              5,910         5,109
Losses from Beverly Hills
Securities                                                     -           600
                                                        --------      --------
                 Total expenses                           39,874        27,432
                                                        --------      --------
Income before  income taxes                                4,771         2,869

Income taxes                                               2,329         1,984
                                                        --------      --------
Net income                                              $  2,442      $    885
                                                        ========      ========
EBITDA                                                    11,439         8,256
                                                        ========      ========

* Adjusted to reflect results of operations for the twelve months ended December 31, 1996, as if the Acquisition had occurred January 1, 1996. Adjustments include all income amounts for the three months ended March 31,1996 and additional amortization of $575,647.

1997 RESULTS OF OPERATIONS COMPARED TO 1996

     Net income increased by $1.5 million or 166% from $0.9 million for the year ended December 31, 1996 to $2.4 million for the year ended December 31, 1997. This increase was primarily due to an increase in loan originations and sales as well as increases in servicing fees. These increases were offset partially by increase in salaries and employee benefits, general and administrative expenses and income tax expense which were in part related to the Company's expansion into non-multifamily commercial lending as well as the impact of the WMF Proctor and WMF Askew acquisitions, as well as increased interest expense.

     The Company's earnings before non operating interest expense, income taxes, depreciation and amortization ("EBITDA") for the year ended December 31, 1997 was $11.4 million compared with $8.3 million for the same period of 1996, an increase of $3.1 million or 37%. The increase in EBITDA for the year ended December 31, 1997 is attributable primarily to an increase in loan originations and sales as well as increases in servicing fees, offset partially by increase in salaries and employee benefits, general and administrative expenses and income tax expense which were in part related to the Company's expansion into non-multifamily commercial lending as well as the impact of the WMF Proctor and WMF Askew acquisitions, as well as increased interest expense. The fourth quarter results were affected by a one-time charge of $0.75 million related to the issuance of 138,000 shares of common stock through an employee stock purchase plan, the recognition of a one time charge of $0.34 million related to the issuance of 271,250 stock options under the Key Employee Incentive Plan and the recognition of a $1.2 million gain related to the Company's origination of conduit mortgage loans. During the fourth quarter the Company evaluated recent market trades and other factors related to conduit servicing, and concluded it had sufficient basis to capitalize servicing rights related to the origination of conduit loans. As a result the Company capitalized $1.2 million of conduit servicing. Prior to the fourth quarter, the Company only capitalized originated servicing rights on loans insured by the FHA. The Company originated multifamily and commercial mortgages of $2.3 billion and $1.1 billion for the years ended December 31, 1997 and 1996, respectively. The EBITDA increase also reflects the $0.6 million loss on Beverly Hills securities in 1996 as discusses below.

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

     Servicing fees were $11.9 million for the year ended December 31, 1997, an increase of $2.6 million or 28% from $9.3 million for the year ended December 31, 1996. Revenue related to mortgage servicing is based upon the unpaid principal balance of loans serviced. The increase in servicing fees for the year ended December 31, 1997 is a result of the principal balance of the Company's servicing portfolio increasing. Such balances were $10.9 billion and $6.2 billion as of December 31, 1997 and 1996, respectively. The increase in the servicing portfolio for the year ended December 31, 1997 is attributable primarily to loan originations of $2.3 billion and the acquisitions of WMF Proctor, American Capital Resource, Inc ("ACR"), WMF Askew, WMF Robert C. Wilson and WMF New York Urban which added rights to service loans with principal balances of $3.5 billion for the year ended December 31, 1997. The percentage increase in servicing fee revenue is less than the percentage increase in the servicing portfolio because the fee as a percentage of unpaid principal balance on the added servicing, primarily for insurance companies, is lower than the Company's historical average servicing rate.

     Gain on sale of mortgage loans was $19.7 million for the year ended December 31, 1997, an increase of $9.5 million or 93% from $10.2 million for the year ended December 31, 1996. For the years ended December 31, 1997 and 1996, the Company originated $2.3 billion and $1.1 billion mortgage loans, respectively. The increase in gain on sale of mortgage loans is a result of the increase in loan origination fees, recognition of gain in the amount of $1.2 million related to the Company's origination of conduit mortgage loans, as discussed above, and includes the gain on recognizing originated mortgage servicing rights on other products of $2.1 million and $2.8 million for the years ended December 31, 1997 and 1996, respectively.

     Gain on sale of servicing of $0.3 million, for the year ended December 31, 1997, represents the sale of the Company's servicing portfolio of loans held by Federal Home Loan Mortgage Corporation. The Company does not expect the sale of this portfolio to have a material impact on future results.

     Interest income was $5.8 million for the year ended December 31, 1997, an increase of $1.5 million or 35% from $4.3 million for the year ended December 31, 1996. This increase was due to the increase in originations for year ended December 31, 1997 compared to the year ended December 31, 1996, as discussed above.

     Placement fee income was $5.3 million for the year ended December 31, 1997, an increase of $0.3 million or 6% from $5.0 million for the year ended December 31, 1996. This increase was the result of earnings on invested mortgagor escrow amounts. The Company's escrow balance was $323 million and $228 million as of December 31, 1997 and 1996, respectively.

     Other income was $1.7 million for the year ended December 31, 1997, an increase of $0.2 million or 13% from $1.5 million for the year ended December 31, 1996. The increase was the result of loan modifications, prepayment penalties and recoveries. The increase in the year ended December 31, 1997 is primarily related to the recovery of approximately $0.5 million in escrow advances that had previously been written off during the year ended December 31, 1996.

     The Company's total expenses consist of salaries and benefits (including commissions), other general and administrative expenses, provision for loan servicing losses, operating interest expense, amortization of mortgage servicing rights, and other depreciation and amortization.

     Salaries and benefits, the largest category of costs for the Company, increase with loan production due primarily to the payment of commissions on loan originations. Salaries and benefits increased $8.5 million, or 67%, from $12.7 million for the year ended December 31, 1996 to $21.2 million for the year ended December 31, 1997. This increase is due primarily to increased originations, recognition of a one-time charge related to issuance of shares through stock option plans, as discussed above, and the acquisitions of WMF Proctor, WMF Askew, WMF Robert C. Wilson and WMF New York Urban which occurred subsequent to the year ended December 31, 1996 and the acquisition of ACR in May, 1996. These acquisitions, combined with the Company's expansion into non-multifamily commercial lending contributed to the increase in the Company's number of employees from 171 at December 31, 1996 to approximately 300 at December 31, 1997.

     General and administrative expenses consist of professional fees, travel, management information, occupancy, telephone and equipment rental, and other expenses. General and administrative expenses were $7.6 million for the year ended December 31, 1997, an increase of $2.8 million or 58% from $4.8 million for the year ended December 31, 1996. The increase is a result of costs associated with acquisitions and the resulting additional offices.

     The Company increased the provision for loan servicing losses by $0.7 million for the year ended December 31, 1997, a decrease of $ 0.6 million or 46% from $1.3 million for the year ended December 31, 1996. The decrease in addition to reserves is the result of management's determination, as part of its ongoing assessment of the reserve, that current market conditions do not require a further increase in reserves. The Company's principal balance of Fannie Mae DUS loans in the servicing portfolio was $944 million and $776 million as of December 31, 1997 and 1996, respectively. In 1997 the Company did not incur any losses related to its DUS portfolio.

     Interest expense of $2.3 million for the year ended December 31, 1997 increased $1.0 million or 77% from $1.3 million for the year ended December 31, 1996. This increase was due to the Company's increased production and acquisition borrowings.

     Depreciation and amortization of $5.9 million for the year ended December 31, 1997 increased $0.8 million or 16% from $5.1 million for the year ended December 31, 1996. This increase was due primarily to the acquisitions made by the Company.

     Losses from Beverly Hills Securities, as discussed further below, of $0 and $0.6 million for the years ended December 31, 1997 and 1996, respectively, decreased due to the Company writing off its investment/advances in Beverly Hills Securities during the first quarter of 1996.

1996 RESULTS OF OPERATIONS COMPARED TO 1995

     As a result of the April 1, 1996 acquisition of the Company by NHP, all assets and liabilities acquired were recorded at their fair market value which resulted in an increase of the recorded value of the Company's servicing rights of $10.7 million and goodwill of $5.1 million. The increase in these assets resulted in additional amortization expense during the nine months ended December 31, 1996 of $1.7 million. No other income statement amounts were impacted by the acquisition.

     Consolidated revenue was $23.5 million and $6.8 million for the nine months ended December 31, 1996 and the three months ended March 31, 1996, respectively. Combined revenues were $30.3 million for the twelve months ended December 31, 1996, a 37.7% increase over consolidated revenue of $22.0 million for the year ended December 31, 1995. These increases reflected the increased servicing portfolio which resulted from acquisitions and the increased loan origination activity in 1996.

     Servicing fees were $7.3 million for the nine months ended December 31, 1996 and $2.0 million for the three months ended March 31, 1996. Servicing fee income for the twelve months ended December 31, 1996 was $9.3 million, an increase of $1.4 million or 18.7% from $7.9 million in 1995. Revenue related to mortgage servicing is based upon the unpaid principal balance of loans serviced. The principal balance on these loans was $6.2 billion at December 31, 1996, as compared to $4.5 billion at March 31, 1996, and $4.4 billion at December 31, 1995. The increases are attributable primarily to loan originations of $962 million for the nine months ended December 31, 1996, $168 million for the three months ended March 31, 1996, and the WMF Proctor and ACR Acquisitions which added rights to service loans with principal balances of $1.3 billion as of December 31, 1996.

     Gain on sale of mortgage loans of $8.1 million for the nine months ended December 31, 1996 and $2.1 million for the three months ended March 31, 1996 was the result of the loan originations discussed above. Gain on sale of mortgage loans for the twelve months ended December 31, 1996 was $10.2 million, an increase of $3.9 million or 61.4% from $6.3 million in 1995 due to the increased gains from origination of permanent FHA loans and increased originations of $326 million during 1996 relative to 1995. In addition, the Company began allocating the cost to originate loan servicing to a separate asset for originated permanent FHA mortgage loans pursuant to the Company's adoption of SFAS No. 122 on January 1, 1996. See Note 2 to the Consolidated Financial Statements appearing elsewhere herein for more information. Prior to 1996, the Company treated all costs incurred to originate loans and loan servicing as a component of the loan originated. As a result, the basis of permanent FHA loans originated was lower, resulting in additional gains of $2.7 million and $0.2 million for the nine months ended December 31, 1996 and the three months ended March 31, 1996, respectively.

     Interest income of $3.4 million for the nine months ended December 31,1996 and $0.9 million for the three months ended March 31, 1996 increased because the average amount of loans held for sale increased from $37.3 million to $48.1 million for the three months ended March 31, 1996 and the nine months ended December 31, 1996. Combined interest income of $4.3 million for the twelve months ended December 31, 1996 was $1.0 million or 29.1% greater than 1995 interest income of $3.3 million because of higher average amounts of mortgage loans held for sale.

     Placement fee income of $3.8 million for the nine months ended December 31,1996 and $1.1 million for the three months ended March 31, 1996 was the result of earnings on invested mortgagor escrow amounts. Placement fee income for the twelve months ended December 31, 1996 was $4.9 million, an increase of $0.9 million or 24.0% from $4.0 million in 1995. Earnings on such amounts have increased as the mortgage servicing portfolio has increased.

     Other income of $0.9 million for the nine months ended December 31, 1996 and $0.7 million for the three months ended March 31, 1996 was the result of income from loan modifications, prepayment penalties and recoveries. Other income for the twelve months ended December 31, 1996 was $1.5 million, an increase of $1.0 million or 199.3% from $0.5 million in 1995. Approximately $0.5 million of this increase is attributable to a recovery of escrow advances during 1996 that had previously been written off and the remainder is primarily attributable to an increase of approximately $0.5 million in termination and extension fees during 1996.

     The Company's total expenses consist of salaries and benefits (including commissions), other general and administrative expenses, operating interest expense, provision for loan servicing losses, amortization of mortgage servicing rights, and other depreciation and amortization.

     Salaries and benefits, the largest category of costs for the Company, increase with loan production due primarily to the payment of commissions on loan originations. Salaries and employee benefits of $10.0 million and $2.8 million for the nine months ended December 31, 1996 and the three months ended March 31, 1996, respectively, were 42.5% and 40.5 percent of total revenues, respectively. Salaries and employee benefits for the twelve months ended December 31, 1996 were $12.8 million, an increase of $3.6 million or 38.4% from $9.2 million in 1995. The increase in these costs is directly correlated to the increase in revenue since most of the Company's sales professionals are compensated based on loan origination fees. Combined salaries and employee benefits on a consolidated basis remained relatively constant as a percent of total revenues at 42.1% in 1996 and 41.9% for 1995.

     General and administrative expenses consist of professional fees, travel, management information systems, occupancy, telephone and equipment rental, and other expenses. General and administrative expenses were $5.2 million and $1.2 million for the nine months ended December 31, 1996 and the three months ended March 31, 1996. General and administrative expenses for the twelve months ended December 31, 1996 were $6.4 million, an increase of $1.3 million or 24.3% from $5.1 million in 1995 resulting from the costs associated with acquisitions, the acquisition of additional offices, and increased production volume during 1996.

     The Company increased the provision for loan servicing losses by $1.0 million in the nine months ended December 31, 1996 and $0.3 million for the three months ended March 31, 1996. The provision for loan servicing losses for the twelve months ended December 31, 1996 was $1.3 million, an increase of $0.4 million or 46.4% from $0.9 million in 1995. The increase is due to the increase of the related principal balance of Fannie Mae DUS loans in the servicing portfolio which was $776 million at December 31, 1996, $647 million at March 31, 1996, and $648 million at December 31, 1995.

     Interest expense of $1.0 million and $0.3 million for the nine months ended December 31, 1996 and the three months ended March 31, 1996, respectively increased due to the increase in the average amount of loans held for sale discussed above. Combined interest expense of $1.3 million for the twelve months ended December 31, 1996 was $0.8 million or 38.5% less than interest expense of $2.1 million for the year ended December 31, 1995 due to the repayment of a $5.0 million loan from the Company's previous shareholder in the first quarter of 1996 partially offset by the increase in average amount of mortgage loans held for sale.

     Depreciation and amortization of $4.0 million and $0.5 million for the nine months ended December 31, 1996 and the three months ended March 31, 1996, respectively increased due to the increased asset bases as a result of the acquisition of the Company by NHP discussed above. Combined depreciation and amortization of $4.5 million for the twelve months ended December 31, 1996 was $2.1 million or 91.3% greater than depreciation and amortization of $2.4 million for the year ended December 31, 1995. Most of this increase is attributable to the $1.7 million of additional amortization expense resulting from both goodwill and the increased value of mortgage servicing rights after the acquisition of the Company by NHP. The acquisition costs of both the ACR and Proctor Acquisitions were allocated to the acquired assets based upon their fair values. Such assets are being amortized over the life of the related assets which is based upon the period of expected fees from servicing rights or loans included in the production pipeline. The impact of such acquisitions was not material to 1996 operations.

     In July 1994, the Company exchanged its stock in WMF Residential Mortgage Corporation ("Residential"), a wholly-owned subsidiary, for a 40 percent limited partnership interest in Beverly Hills Securities Company, Ltd. ("Beverly"). Residential and Beverly specialized in the origination, purchase, sale, and servicing of single family residential mortgage loans. No gain or loss was recognized on the exchange. The Company recognized $0.7 million and $0.7 million in equity losses relating to Beverly during 1995 and 1994, respectively. At December 31, 1995, the carrying value of the Company's investment in Beverly was written off as a result of operating losses and concerns about the recoverability of the investment. The Company's exposure was limited to its original investment amount in and advances to Beverly. The Company had advanced approximately $1.1 million to Beverly at December 31, 1995. During 1996, approximately $0.5 million of the advance to Beverly was collected and the remaining balance was written off.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital needs are the financing of loan funding activities, servicing advances, and the acquisition of commercial and multifamily mortgage companies and servicing portfolios. To meet these needs, the Company currently utilizes the following warehouse lines of credit, credit lines and term loans.

     The Company has a warehouse line of credit for $150 million which can be drawn for purposes of originating loans. This line of credit has been temporarily increased at times to allow borrowings beyond the credit limit. The warehouse line of credit is secured by mortgage loans held for sale and is required to be repaid with interest upon sale of the mortgage loans. The interest rate on the warehouse line of credit was 3/4 percent for 1997 and 1 to 1 1/2 percent in 1996 to the extent compensating balances are maintained or was equal to the London InterBank Offered Rate ("LIBOR") plus 3/4 percent for 1997 and 1 to 1 1/2 percent in 1996 for amounts borrowed in excess of compensating balances.

     The Company had a separate $10 million line of credit which was used exclusively for servicing acquisitions. In October 1996, this facility was converted to a term loan. The debt is to be repaid in twenty equal quarterly installments based on a 10-year amortization schedule beginning on October 31, 1996, with the remaining balance due in June 2001. The interest rate on the servicing acquisition line of credit was 3 percent for 1997 and 3 to 3 1/2 percent in 1996 to the extent compensating balances are maintained and was equal to LIBOR plus 3 percent for 1997 and 3 to 3 1/2 percent in 1996 for amounts borrowed in excess of compensating balances. Interest is payable monthly. The servicing acquisition line is collateralized by servicing rights relating to loans with an approximate unpaid principal balance of $5.5 billion as of December 31, 1997. Because this facility was converted to a term loan, the Company cannot borrow any additional amounts under this line. This facility will mature as follows as of December 31, 1997: $1 million in each year from 1998 through 2000 and $2.5 million in 2001.

     The Company has a $10 million revolving credit agreement to be used for servicing acquisitions or working capital purposes. The revolving credit agreement is renewable annually through November 2002 and requires monthly interest payments. Any principal balance outstanding in November 2002 would be converted to a term loan due in quarterly installments through November 2007. The interest rate on the term loan is 3 1/2 percent for amounts borrowed to the extent compensating balances are maintained and is equal to LIBOR plus 3 1/2 percent for amounts borrowed in excess of compensating balances. The term loan is collateralized by all nonrecourse servicing rights. The Company had borrowed $2.8 million against this line as of December 31, 1997.

     On May 1, 1997, the Company entered into a $35 million revolving line of credit which will be principally drawn for purposes of originating loans. The warehouse advances are secured by mortgage loans held for sale and are required to be repaid upon sale of the mortgage loans. The interest rate on the warehouse advances is 3/4 percent to the extent compensating balances are maintained and is equal to the Euro-Rate plus 3/4 percent for amounts borrowed in excess of the compensating balances. Interest is payable monthly. The facility can also be used for principal and interest advances and working capital purposes with credit limits of $2.5 million and $5.0 million, respectively. The interest rates on the principal and interest advances and working capital portion of the facility are 1.5% and 2.0%, respectively, to the extent compensating balances are maintained and the Euro-Rate plus 1.5% or 2%, respectively, for amounts borrowed in excess of the compensating balances, respectively. Interest is payable monthly. The maximum principal amount that may be borrowed under the this facility is $35 million. There were no borrowings under this facility as of December 31, 1997 and 1996, respectively.

     On December 5, 1997, the Company entered into a $35 million secured revolving line of credit which is utilize to finance the acquisition of commercial mortgage banking companies and related activities. The interest rate on this line of credit is 3.0% for balance-funded borrowings and LIBOR plus 3.0% for non balance-funded borrowings. Interest is payable monthly. The Company had borrowed $2.9 million against this line as of December 31, 1997. The secured revolving line of credit is collateralized by all non recourse servicing rights.

     The Company has also established a letter of credit of $4.4 million and $4.2 million on behalf of Fannie Mae for the DUS program as of December 31, 1997 and 1996, respectively. This letter of credit is secured by cash equivalents and mortgage-backed securities with a market value of $5.5 million and $5.1 million as of December 31, 1997 and 1996, respectively.

     The Company's debt agreements require the maintenance of certain financial ratios relating to liquidity, leverage, working capital, and net worth among other restrictions, all of which were met at December 31, 1997.

     On February 3, 1998 WMF Capital Corp. entered into a two year, $500 million commitment for warehouse financing with Merrill Lynch Mortgage Capital Corp. The Company will utilize the warehouse financing for its new conduit securitization subsidiary, WMF Capital Corp.

     The Company believes its funds on hand at December 31, 1997, its unused borrowing capacity under its credit lines, and its ability to obtain financing will be sufficient to meet its anticipated operating needs as well as planned new acquisitions and investments, for at least the next twelve months. The magnitude of the Company's acquisition and investment program will be governed to some extent by the availability of capital.

YEAR 2000

     In November 1997, the Company developed a plan to deal with the Year 2000 problem and has begun converting its computer systems to a Year 2000 compliant system. The plan provides for the conversion efforts to be completed before December 31, 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company currently uses vendor supported software which is being adjusted to be Year 2000 compliant at no cost to the Company. Other costs of becoming compliant will be funded through operating cash flows. The Company will expense the costs associated with these systems changes as the costs are incurred.

NEW ACCOUNTING STANDARDS

     In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a separate statement of comprehensive income. Management will adopt FAS 130 effective the fiscal year ending December 31, 1998.

     In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This statement supersedes FASB Statement No.14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. The Company will adopt the disclosures as appropriate for FAS 131 for the fiscal year ending December 31, 1998.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and Supplementary Data of The WMF Group, Ltd. are listed and included under Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective December 8, 1997, the board of directors approved the engagement of KPMG Peat Marwick LLP as its independent auditors to audit the financial statements of The WMF Group, Ltd. ("the Company") for the year ended 1997.

     Arthur Andersen LLP had been the Company's auditors since July 1996 after the Company was acquired by NHP. The Company decided to terminate their relationship with Arthur Andersen LLP and re-engage KPMG Peat Marwick LLP, the Company's auditor prior to the acquisition by NHP. Arthur Andersen LLP's report on the Company's financial statements for the year ended December 31, 1996, contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. During the same period, and from January 1, 1997 through December 8, 1997, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreement in connection with its report.

     During the Company's fiscal year ended December 31, 1996, the Company had not consulted with KPMG Peat Marwick LLP on items which (1) concerned the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or (2) concerned the subject matter of a disagreement or reportable event with Arthur Andersen LLP.

     Arthur Andersen LLP has furnished the Company with a letter addressed to the Securities and Exchange Commission stating that Arthur Andersen LLP agrees with the statements, pertaining to them, contained above.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors and executive officers of the Company is incorporated by reference from the Company's proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 1998, (the "1997 proxy Statement") under the caption "Election of Directors".

ITEM 11.   EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference from the 1997 proxy Statement under the caption "Executive Compensation".

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding the stock ownership of each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, of each director and executive officer of The WMF Group, Ltd. and all directors and executive officers as a group is incorporated by reference from the 1997 Proxy Statement under the caption "Beneficial Ownership of Common Stock"

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated by reference from the 1997 Proxy Statement under the caption "Certain Relationships and Related Transactions."

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

A.         The following documents are filed as part of this report.

           1.  The Consolidated Financial Statements of The WMF Group, Ltd.

               See Index to Financial Statements  included herein.

B.         Reports on Form 8-K

              (i) There was a current report on Form 8-K filed on November 20, 1997 related to the purchase of Robert C. Wilson Company

             (ii) There was a current report on Form 8-K filed on December 11, 1997 related to the change of auditors

            (iii) There was a current report on Form 8-K filed on December 23, 1997 related to the purchase of New York Urban

C.         Exhibits

EXHIBIT
  No.                                                     DESCRIPTION
-------                                                   -----------
       2.1   Rights Agreement dated as of April 21, 1997 by and between NHP Incorporated, NHP
                 Financial Services, Ltd. and The First National Bank of Boston  (1).
       3.1   Restated Certificate of Incorporation of The WMF Group, Ltd. (the "Company") (2)
       3.2   Amendment to the Company's Restated Certificate of Incorporation. (4)
       3.3   By-laws of The WMF Group, Ltd. (2)
       4.1   Form of certificate representing shares of Common Stock of The WMF Group, Ltd.
                 (4)
      10.1   Mortgage Selling and Servicing Contract between Fannie Mae and the
                 Company, dated December 21, 1990. (2)
      10.2   Delegated Underwriting and Servicing Addendum to Mortgage Selling and Servicing
                 Contract between Fannie Mae and the Company, dated as of March 1, 1994. (2)
      10.3   Delegated Underwriting and Servicing Master Loss Sharing Agreement between Fannie
                 Mae and the Company, dated as of March 1, 1994. (2)
      10.4   Delegated Underwriting and Servicing Reserve Agreement among Fannie Mae, State
                 Street Bank and Trust Company and the Company, dated as of June 4, 1996. (2)
      10.5   Credit and Security Agreement between the Company, WMF/Huntoon and Residential
                 Funding Corporation, dated as of June 14, 1996. (2)
      10.6   First Amendment to Credit and Security Agreement between the Company,
                 WMF/Huntoon, Page Associates Limited and Residential Funding Corporation, dated as of August 8, 1996. (2)
      10.7   Second Amendment to Credit and Security Agreement between the Company,
                 WMF/Huntoon, Page Associates Limited and Residential Funding Corporation,
                 dated as of December 20, 1996 (2)
      10.8   Third Amendment to Credit and Security Agreement between the Company,
                 WMF/Huntoon, Page Associates Limited and Residential Funding Corporation,
                 dated as of May 12, 1997 (2)
      10.9   Warehouse Promissory Note between the Company, WMF/Huntoon, Page Associates
                 Limited and Residential Funding Corporation, dated June 14, 1996. (2)
     10.10   Term Loan Promissory Note between the Company, WMF/Huntoon, Page Associates
                 Limited and Residential Funding Corporation, dated June 14, 1996. (2)
     10.11   Servicing Facility Promissory Note between the Company, WMF/Huntoon, Page
                 Associates Limited and Residential Funding Corporation, dated June 14, 1996. (2)
     10.12   Waiver of Section 2.1(b)(5) of the Warehousing Credit and Security Agreement by
                 Residential Funding Corporation, dated February 27, 1997. (2)

                   10.13   Letter Agreement dated October 25, 1996 between Washington Mortgage Financing
                               Group and Michael D. Ketcham. (2)
                   10.14   Key Employee Incentive Plan. (4)
                   10.15   Key Employee Incentive Award Agreement. (4)
                   10.16   Key Employee Deferral Compensation Plan. (4)
                   10.17   Employee Stock Purchase Plan. (4)
                   10.18   Stock Purchase Agreement dated as of October 31, 1997 between Washington
                               Mortgage Financial Group, Ltd. and The Robert C. Wilson Company (6)
                   10.19   Asset Purchase Agreement dated as of Dated December 16, 1997 between Washington
                               Mortgage Financial Group, Ltd. and NY Urban West Inc *
                      11   Statement re-computation of per share earnings. *
                      16   Letter regarding change in certifying accountant. (5)
                      21   Subsidiaries of the registrant. *
                    23.1   Consent of Arthur Andersen LLP, independent certified public accountants. *
                    23.2   Consent of KPMG Peat Marwick LLP, independent certified public accountants. *
                      27   Financial data schedule. *

               ----------

                     (1) Incorporated by reference to Exhibit 2.2 to on Form 8-K of NHP Incorporated filed April 24, 1997.

                     (2) Incorporated by reference to the registration statement on Form 10 previously filed by the Company on August 4, 1997

                     (3) Incorporated by reference to the registration statement on Form S-1 filed by the Company on October 8, 1997. (333-37447)

                     (4) Incorporated by reference to the registration statement on Form S-1 filed by the Company on October 30, 1997

                     (5) Incorporated by reference to the Form 8-K previously filed by the Company on December 11, 1997.

                     (6) Incorporated by reference to the Form 8-K previously filed by the Company on November 20, 1997.

                       *  Filed herewith.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO THE REGISTRATION STATEMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF VIENNA, COMMONWEALTH OF VIRGINIA, ON THE 31ST DAY OF MARCH 1998.

                           THE WMF GROUP, LTD.
                           By:
                                Shekar Narasimham
                                Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

               SIGNATURE                            TITLE                      DATE
               ---------                            -----                     -----
/s/  J. Roderick Heller, III                Chairman of the Board      March  31, 1998
----------------------------
J. Roderick Heller  III


/s/  Shekar Narasimhan                     Director, President and     March  31, 1998
----------------------------               Chief Executive Officer
Shekar Narasimhan


/s/  Michael D. Ketcham                    Executive Vice President    March  31, 1998
----------------------------               and Chief Financial Officer
Michael D. Ketcham

/s/  Mohammed A. Al-Tuwaijri                       Director            March  31, 1998
----------------------------
Mohammed A. Al-Tuwaijri

 /s/  TimPalmer                                    Director            March  31, 1998
----------------------------
Tim R. Palmer

/s/  John D. Reilly                                Director            March  31, 1998
----------------------------
John D. Reilly

/s/  Herbert S. Winokur, Jr.                       Director            March  31, 1998
----------------------------
Herbert S. Winokur, Jr.

/s/  Michael R. Eisenson                           Director            March  31, 1998
----------------------------
Michael R. Eisenson

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO THE REGISTRATION STATEMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF VIENNA, COMMONWEALTH OF VIRGINIA, ON THE 31 ST DAY OF MARCH 1998.

                          THE WMF GROUP, LTD.
                          By:
                                Shekar Narasimham
                                Director, President and Chief Executive Officer
                                March         , 1998

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated..

               SIGNATURE                            TITLE                      DATE
               ---------                            -----                      ----
---------------------------                Chairman of the Board          March   , 1998
J. Roderick Heller  III


---------------------------                Director, President and        March   , 1998
Shekar Narasimhan                          Chief Executive Officer


                                           Executive Vice President       March   , 1998
---------------------------                and Chief Financial Officer
Michael D. Ketcham

                                                   Director               March   , 1998
---------------------------
Mohammed A. Al-Tuwaijri

                                                   Director               March   , 1998
---------------------------
Tim R. Palmer

                                                   Director               March   , 1998
---------------------------
John D. Reilly

                                                   Director               March   , 1998
---------------------------
Herbert S.Winokur, Jr.

                                                   Director               March   , 1998
---------------------------
Michael R. Eisenson

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                      PAGE
                                                                                      ----
Report of Independent Accountants                                                     F - 1

Consolidated Balance Sheets
  As of  December  31, 1997 and 1996                                                  F - 3

Consolidated Statements of Operations
  For the year Ending December 31, 1997,
  Proforma for the year ended December 31, 1996 (unaudited)
  The Period April 1, 1996 to December 31, 1996
  The Period January 1, 1996 to March 31, 1996
  For the year Ended December 31, 1995                                                F - 4

Consolidated Statements of Changes in Stockholders' Equity
  For the year Ending December 31, 1997,
  The Period April 1, 1996 to December 31, 1996  (unaudited)
  The Period January 1, 1996 to March 31, 1996
  For the year Ended December 31, 1995                                                F - 5

Consolidated Statements of Cash Flows
  For the year Ending December 31, 1997,
  The Period April 1, 1996 to December 31, 1996  (unaudited)
  The Period January 1, 1996 to March 31, 1996
  For the year Ended December 31, 1995                                                F - 6

Notes to Consolidated Financial Statements                                            F - 7

                          Independent Auditors' Report


To the Board of Directors and Stockholders
The WMF Group, Ltd.:

We have audited the accompanying consolidated balance sheet of The WMF Group Ltd. and Subsidiaries (collectively "the Company") (formerly NHP Financial Services, Ltd. and formerly WMF Holdings Ltd.- see Note 1) as of December 31, 1997, and the consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1997 and December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and December 31, 1995 in conformity with generally accepted accounting principles.




                                                           KPMG PEAT MARWICK LLP

Washington, D.C.
March 13, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of The WMF Group, Ltd. and Subsidiaries:

  We have audited the accompanying consolidated balance sheets of The WMF Group, Ltd., and Subsidiary (the "Company") (formerly NHP Financial Services, Ltd. and Subsidiary and formerly WMF Holdings Ltd., and Subsidiaries -- see
Note 1) as of December 31, 1996, and March 31, 1996, and the related consolidated statements of operations, changes in shareholder's equity and cash flows for the periods April 1, 1996, to December 31, 1996, and January 1, 1996, to March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996, and March 31, 1996, and the results of its operations and its cash flows for the periods April 1, 1996, to December 31, 1996, and January 1, 1996, to March 31, 1996, in conformity with generally accepted accounting principles.

  As explained in Note 2 to the consolidated financial statements, effective January 1, 1996, the Company changed its method of accounting for originated mortgage servicing rights to comply with Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights."

                                                             ARTHUR ANDERSEN LLP


Washington, D.C.
February 28, 1997

                              THE WMF GROUP, LTD.
                   (Formerly NHP Financial Services, Ltd. and
                          Formerly WMF Holdings Ltd.)
                          Consolidated Balance Sheets
                        as of December 31, 1997 and 1996
                  (dollars in thousands except per share data)



                                                                                   1997                   1996
                                                                                  -----                  -----
                            ASSETS

Cash and cash equivalents                                                   $    10,786             $    6,601
Restricted cash equivalents                                                       1,576                  1,194
Mortgage-backed securities, at amortized cost, pledged                            3,851                  3,910
Mortgage loans held for sale, pledged                                            49,431                 40,263
Principal, interest and other servicing advances                                  2,631                  2,012
Furniture, equipment and leasehold improvements, net                              2,299                  1,485
Servicing rights, net                                                            26,796                 22,460
Goodwill, net                                                                    18,465                  7,705
Other assets                                                                      3,496                  2,467

                                                                               --------                -------
                                    Total assets                               $119,331                $88,097
                                                                               ========                =======




                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

    Accounts payable and accrued expenses                                   $     5,730             $    2,609
    Warehouse lines of credit                                                    48,743                 39,925
    Servicing acquisition line of credit                                          5,462                  6,212
    Revolving credit facility                                                     5,699                      -
    Deferred fees                                                                 3,600                  2,786
    Accrued loan servicing portfolio losses                                       5,125                  4,396
    Due to affiliates                                                                 -                    872
    Other liabilities                                                             2,873                  5,585
    Deferred tax liability, net                                                   3,274                  3,184

                                                                                  -----                  -----
                                    Total liabilities                            80,506                 65,569
                                                                               --------                -------


Stockholders' equity:

    Common stock, $.01 par value, 25,000,000
      shares authorized; 5,042,723 and 4,217,478 issued and
      outstanding, respectively                                                      50                     42
    Additional paid-in capital                                                   35,178                 21,331
    Retained earnings                                                             3,597                  1,155
                                                                               --------                -------
                                    Total stockholders' equity                   38,825                 22,528
                                                                               --------                -------

                                                                               --------                -------
                  Total liabilities and stockholders' equity                   $119,331                $88,097
                                                                               ========                =======

  The accompanying notes are an integral part of these consolidated financial statements.

                              THE WMF GROUP, LTD.
                   (Formerly NHP Financial Services, Ltd. and
                          Formerly WMF Holdings Ltd.)
                     Consolidated Statements Of Operations
                 (dollars in thousands, except per share data)


                                                           Pro Forma
                                            Year         for the Year       For the Period      For the Period         Year
                                           Ended             Ended          April 1, 1996      January 1, 1996         Ended
                                        December 31,     December 31,      to December 31,       to March 31,      December 31,
                                            1997             1996                1996                1996              1995
                                            ----             ----                ----                ----              ----
                                                          (Unaudited)
Revenues:

Servicing fees                                 $11,871           $9,329                $7,274             $2,055        $   7,860
Gain on sale of mortgage loans, net             19,652           10,221                 8,113              2,108            6,244
Gain on sale of servicing                          297                -                     -                  -               90
Interest income                                  5,771            4,250                 3,388                862            3,291
Placement fee income                             5,330            4,959                 3,823              1,136            3,999
Other income                                     1,724            1,542                   875                667              515
                                                ------           ------                ------              -----          -------
           Total Revenues                       44,645           30,301                23,473              6,828           21,999
                                                ------           ------                ------              -----          -------
Expenses:

Salaries and employee benefits                  21,163           12,745                 9,975              2,770            9,208
General and administrative                       7,649            4,812                 3,884                928            4,181
Occupancy                                        2,140            1,593                 1,352                241              972
Provision for loan servicing losses                729            1,254                   969                285              856
Interest                                         2,283            1,319                 1,012                307            2,144
Amortization of servicing rights                 4,250            3,914                 3,062                471            2,096
Depreciation and amortization                    1,660            1,195                   920                 81              273
Losses from Beverly Hills Securities
Investment/advances                                  -              600                     -                600              692
                                                ------           ------                ------              -----          -------
           Total Expenses                       39,874           27,432                21,174              5,683           20,422
                                                ------           ------                ------              -----          -------
Income before income tax expense
                                                 4,771            2,869                 2,299              1,145            1,577
Income tax expense                               2,329            1,984                 1,144                840              800
                                                ------           ------                ------              -----          -------

Net income                                      $2,442             $885                $1,155               $305           $  777
                                                ======           ======                ======              =====           ======

Net income per share - Basic                     $0.57            $0.21                 $0.27              $0.07            $0.16
                                                ======           ======                ======              =====           ======

Net income per share - Diluted                   $0.55            $0.21                 $0.27              $0.07            $0.16
                                                ======           ======                ======              =====           ======



  The accompanying notes are an integral part of these consolidated financial statements.

                              THE WMF GROUP, LTD.
                   (Formerly NHP Financial Services, Ltd. and
                          Formerly WMF Holdings Ltd.)
                           Consolidated Statements Of
                        Changes In Stockholders' Equity
                  (dollars and number of shares in thousands)

                                                        Number of                Additional
                                                         Shares        Common      Paid-In      Retained
                                                       Outstanding     Stock       Capital      Earnings        Total
                                                       -----------   --------    ---------    -----------   -----------
Balance at December 31, 1994                                  6,217         $62       $5,620          $559         $6,241
     Stock repurchase                                       (2,000)        (20)      (2,980)             -        (3,000)
     Net income                                                   -           -            -           777            777
                                                              -----        ----       ------       -------         ------
Balance at December 31, 1995                                  4,217          42        2,640         1,336          4,018
                                                              -----        ----       ------       -------         ------

     Net income                                                   -           -            -           305            305
                                                              -----        ----       ------       -------         ------
Balance at March 31, 1996                                     4,217          42        2,640         1,641          4,323
                                                              -----        ----       ------       -------         ------

-------------------------------------------------------------------------------------------------------------------------

     Elimination of equity upon sale                              -        (42)      (2,640)       (1,641)        (4,323)
     Initial investment                                           -          42       21,331            -          21,373
     Net income                                                   -           -            -         1,155          1,155
                                                              -----        ----      -------       -------         ------
Balance at December 31, 1996                                  4,217          42       21,331         1,155         22,528
                                                              -----        ----      -------       -------         ------

     Net income                                                   -           -            -         2,442          2,442
     Issuance of common stock- Capricorn Investors              547           6        4,994             -          5,000
     Issuance of stock  options                                   -           -        1,093             -          1,093
     Equity Contribution - NHP                                    -           -        6,500             -          6,500
     Adjustment for NHP's Conversion                            129           1          (1)             -              0
     Exercise of stock options                                  150           1        1,261             -          1,262

                                                              -----        ----      -------       -------         ------
Balance at December 31, 1997                                  5,043         $50      $35,178        $3,597        $38,825
                                                              =====        ====      =======       =======        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                              THE WMF GROUP, LTD.
                   (Formerly NHP Financial Services, Ltd. and
                          Formerly WMF Holdings Ltd.)
                     Consolidated Statements Of Cash Flows
                             (dollars in thousands)

                                                                               For the Period    For the Period
                                                                               April 1, 1996    January 1, 1996
                                                                Year Ended    to December 31,    to March 31,      Year Ended
                                                               December 31,                                       December 31,
                                                                   1997             1996              1996            1995
                                                                   ----             ----              ----            ----
Cash flows from operating activities:
Net income                                                            $2,442            $1,155              $305           $777
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization of furniture, equipment
              and leasehold improvements                                 596               313                77            245
      Amortization of mortgage servicing rights                        4,250             3,062               471          2,097
      Amortization of goodwill                                         1,064               578                 4             12
      Compensation related to stock options                            1,093                 -                 -              -
      Losses from investments/advances                                     -                 -               600            692
      Gain on sale of mortgage servicing rights                        (297)                 -                 -           (90)
      Provision for possible loan losses                                 729               969               285            856
      DUS loss settlement                                                  -                 -                 -          (336)
      Deferred tax liability                                              90                 -                 -              -
      Mortgage loans originated                                  (1,283,552)         (657,217)         (176,724)      (804,892)
      Mortgage loans sold                                          1,274,384           640,071           186,070        777,540
      Decrease (increase) in principal, interest and other
               servicing advances                                      (619)             1,708             (926)        (1,576)
      Increase (decrease) in due (from) affiliates                     (872)             1,100               280          (634)
      (Increase) decrease in restricted cash equivalents               (382)             (271)              (60)          3,937
      Decrease (increase) in other assets                            (1,030)             1,210             (805)            468
      Increase(decrease) in  payable and accrued expenses              3,121           (1,831)             1,712            967
      Increase (decrease) in deferred fees                               814               909           (1,157)          2,147
      Increase (decrease) in other liabilities                       (2,712)             1,656             (149)        (4,107)

                                                                      ------            ------             -----        -------
      Net cash provided by (used in) operating activities              (881)           (6,588)             9,983       (21,897)
                                                                       -----           -------             -----       --------

Cash flows from investing activities:
      Purchase of furniture, equipment and
        leasehold improvements                                       (1,410)             (910)              (71)          (390)
      Investment property dispositions                                    -                 -                 -          2,147
      Purchase of mortgage servicing rights                          (4,272)           (3,728)             (332)        (2,470)
      Acquisition of servicing rights                                (1,252)                 -                 -              -
      Origination of servicing rights                                (3,251)           (2,659)             (150)              -
      Purchase of ACR production system and pipeline                       -           (2,000)                 -              -
      Goodwill related to acquisitions                              (11,823)                 -                 -              -
      Sheffield mortgage pay-off                                           -                 -                 -        (1,800)
      Proceeds from sale of mortgage servicing rights                    486                 -                 -             97
      Principal from mortgage-backed securities                           59                21                 5             23
      Decrease of investment in affiliates                                 -                 -                 -             50

                                                                      ------            ------              ----         ------
      Net cash used in investing activities                          (21,463)           (9,276)             (548)        (2,343)
                                                                    --------           -------             -----        -------

Cash flows from financing activities:
      (Repayment) of and borrowings on servicing acquisition
                line of credit                                         (750)             (201)              (26)             39
      Increase (decrease) in warehouse lines of credit, net            8,818            17,264           (9,170)         26,862
      Increase in revolving  credit facilities                         5,699                 -                 -              -
      Payment on notes payable                                             -              (34)                 -           (68)
      Issuance of common stock and exercise of stock options           6,262                 -                 -              -
      Equity contribution by NHP                                       6,500                 -                 -              -
                                                                      ------            ------            ------         ------
      Net cash (used) provided by financing activities                26,529            17,029           (9,196)         26,833
                                                                      ------            ------           -------         ------

      Net increase (decrease) in cash                                  4,185             1,165               239          2,593
Cash at beginning of period                                            6,601             5,436             5,197          2,604
                                                                      ------            ------            ------         ------
Cash at end of period                                                $10,786            $6,601            $5,436         $5,197
                                                                     =======            ======            ======         ======

Supplemental disclosures:
   Cash paid during the period for interest                           $2,290              $990              $474         $1,580
   Cash paid during the period for income taxes                        2,610             1,008               935              9

  The accompanying notes are an integral part of these consolidated financial statements

                               THE WMF GROUP, LTD.
                   (Formerly NHP Financial Services, Ltd. and
                           Formerly WMF Holdings Ltd.)
                    (dollars in thousands, except share data)

                   Notes To Consolidated Financial Statements



1.  ORGANIZATION:

     On April 1, 1996, NHP Incorporated ("NHP"), a Delaware Corporation, acquired all the outstanding capital stock of WMF Holdings Ltd. ("Holdings"), a Delaware corporation. Holdings was subsequently renamed NHP Financial Services, Ltd. and NHP Financial Services, Ltd. has subsequently been renamed The WMF Group, Ltd. (the "Company"). The Company's principal business activities are mortgage loan origination, secondary marketing, and servicing.

     Apartment Investment and Management Company ("AIMCO"), a wholly-owned subsidiary of AIMCO ("Merger Sub") and NHP entered into an Agreement and Plan of Merger, dated as of April 21, 1997 and amended and restated as of October 14, 1997 (the "Merger Agreement") pursuant to which the Merger Sub merged with and into NHP and NHP became a wholly-owned subsidiary of AIMCO. On May 9, 1997, pursuant to the Merger Agreement, NHP distributed to each holder of record of NHP Common Stock at the close of business on May 2, 1997, one right (a "Right") for each outstanding share of NHP Common Stock (the "Rights Distribution"). Each Right entitled the holder to receive from the Company a distribution (the "Share Distribution" and, with the Rights Distribution, the "Distribution") of one-third of a share of Company Common Stock. The Merger Agreement required NHP to contribute to the Company, in the form of an equity contribution, an amount equal to NHP's Free Cash Flow (as defined in the Merger Agreement) since February 1, 1997 to the extent such amount exceeds Merger transaction costs. On December 8, 1997, NHP and AIMCO agreed that NHP free cash flow totaled $6,500. This amount was contributed to the Company by NHP as an equity investment on December 8, 1997.

     Pursuant to the Rights Agreement, NHP distributed all of the issued and outstanding shares of the Company's Common Stock held by NHP to holders of Rights as governed by the Rights Agreement ("Share Distribution"). The Company's Board of Directors approved a stock split of approximately 789.94 per share and approved the issuance of additional shares to NHP immediately prior to the Share Distribution so that the number of shares of the Company Common Stock held by NHP at the time of the Share Distribution was equal to exactly one-third of the issued and outstanding shares of NHP Common Stock at such time. The split has been applied retroactively to all periods presented. Additionally, the authorized number of shares increased to 25,000,000 on October 3, 1997.

     The Company was spun off from its parent company, NHP, and became an independent, publicly traded company, effective December 8, 1997. In total, 4,346,002 shares of the Company's stock were distributed to shareholders. Concurrently with the spin off, the Company repaid its inter-company debt to NHP of approximately $9,800 and issued 546,448 shares of common stock for a price of $9.15 per share to Capricorn Investors. Additionally, pursuant to the Employee Stock Purchase Plan, the Company issued approximately 138,000 shares to its employees.

     As of December 31, 1997, the Company has one direct wholly owned subsidiary, Washington Mortgage Financial Group, Ltd. ("Washington Mortgage"), which is incorporated under the laws of Delaware. Washington Mortgage's direct subsidiaries are WMF Huntoon, Paige Associates Limited ("WMF Huntoon Paige"), WMF Proctor Ltd. ("WMF Proctor") and WMF Robert C. Wilson Ltd. ("WMF Robert C. Wilson) which are incorporated under the laws of the states of Delaware, Michigan and Texas, respectively. The Company has offices in ten states.

     As a result of the Company's acquisition on April 1, 1996 by NHP, NHP's acquisition cost was pushed down to the Company and all assets acquired were recorded at their estimated fair value which resulted in an increase of the recorded value of the Company's servicing rights of $10.7 million. In addition, the Company recorded approximately $5,100 of goodwill related to the transaction and a deferred tax liability of approximately $3,200. The goodwill related to this transaction is being amortized over seven years. The acquired servicing rights are being amortized over periods up to seven years. Both acquired servicing rights and goodwill are amortized based upon the estimated life of the servicing rights acquired. As a result of the acquisition, shareholder's equity as of March 31, 1996, was eliminated.

                               THE WMF GROUP, LTD.
                   (Formerly NHP Financial Services, Ltd. and
                           Formerly WMF Holdings Ltd.)
                    (dollars in thousands, except share data)

                   Notes To Consolidated Financial Statements




2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included in the financial statements relates to the valuation of servicing rights, goodwill and accrued loan servicing portfolio losses.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with initial maturities of 90 days or less to be cash equivalents. These include cash, demand deposits and overnight repurchase agreements.

RESTRICTED CASH EQUIVALENTS

     Restricted cash equivalents are money market funds that are collateral on a Federal National Mortgage Association ("Fannie Mae") Delegated Underwriting and Servicing ("DUS") letter of credit.

MORTGAGE-BACKED SECURITIES

     The Company classifies its mortgage-backed securities as held-to-maturity as it has the ability and the intent to hold the securities until maturity. Held-to-maturity securities are recorded at amortized cost. Premiums and discounts are amortized using the effective interest rate method over the term of the security.

MORTGAGE LOANS HELD FOR SALE

     Mortgage loans held for sale are carried at the lower of aggregate cost or market as determined by outstanding commitments from investors or current investor yield requirements. Typically, loans are held for a period of no more than three months. The principal amount of loans held for a period greater than three months at December 31, 1997 and 1996, was $0 and $300, respectively.

FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

     Furniture, equipment and leasehold improvements are stated at cost, net of accumulated amortization and depreciation. Depreciation of furniture and equipment is recognized using the straight-line method over the estimated useful life of the asset, approximately five years. Leasehold improvements are amortized over the estimated useful life of the asset or the lease term, whichever is less. Cost of maintenance and repairs are charged to expense as incurred.

SERVICING RIGHTS

     The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights," on January 1, 1996. The provisions of SFAS 122 were subsequently superseded by SFAS 125. The provisions of SFAS 125 do not materially impact the financial statements of the Company. The primary change resulting from the adoption of SFAS No. 122 is that servicing rights retained by the Company after the origination and sale of the related loan are required to be capitalized by allocating the total cost incurred between the loan and the servicing rights based on their relative fair value if it is practicable to determine the mortgage servicing rights' fair value. If it is not practicable to

                               THE WMF GROUP, LTD.
                   (Formerly NHP Financial Services, Ltd. and
                           Formerly WMF Holdings Ltd.)
                    (dollars in thousands, except share data)

                   Notes To Consolidated Financial Statements



determine the servicing rights' fair value then no value is allocated to the servicing rights. Due to a significant increase in the level of conduit mortgage servicing rights trades in the fourth quarter of 1997, the Company evaluated its mortgage servicing rights capitalization policy and concluded that market conditions had changed to make it practicable to estimate the fair value of conduit servicing rights. As a result, the Company began capitalizing conduit servicing during the fourth quarter of 1997. The effect on net income amounted to $612 or $0.14 per share in the fourth quarter of 1997. The Company has also determined that it is practicable to estimate the fair value of servicing rights related to permanent Federal Housing Administration ("FHA") originated loans but does not capitalize other loan types due to the limited secondary market for the products. The capitalization of these originated mortgage servicing rights increases net income for the period by the amount capitalized less related amortization and impairment if any. Prior to 1996, no allocation was made to originated mortgage servicing rights. Purchased servicing rights continue to be accounted for at their purchase price. Servicing rights are amortized over a seven-year period which is the estimated life of the asset.

     Under SFAS No. 125, all capitalized mortgage servicing rights are evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. In measuring impairment, the servicing rights are stratified based on the interest rate and loan type of the underlying loan. The assumptions used in estimating the net cash flows are based on market conditions and actual experience. Impairment, if any, is recognized through a valuation allowance for each individual stratum.

GOODWILL

     Goodwill arising from acquisitions is determined based on the excess of the purchase price paid over the fair value of the assets acquired. The Company evaluates the impairment of goodwill whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is amortized on a straight-line basis primarily over seven to twenty years.

ACCRUED FOR LOAN SERVICING PORTFOLIO LOSSES

     The Company bears a portion of the credit loss risk associated with the loans it services as a result of its participation in the Fannie Mae DUS multifamily loan program. The accrual for loan servicing portfolio losses represents management's estimate of the losses which may be incurred on recourse loans underwritten to date. Management believes the current accrual reserve is adequate to provide for such future losses. Management regularly reviews the adequacy of this accrual, considering such items as economic conditions and collateral value, and makes adjustments to the accrual as considered necessary.

SERVICING FEES

     Servicing fee income represents fees earned for servicing multi-family and commercial real estate mortgage loans owned by institutional investors, including subservicing fees, net of guarantee fees, pool insurance fees and trustee fees. The fees are generally calculated on the outstanding principal balances of the loans serviced and are recorded as income when collected. Late charge income is recognized as income when collected and is included in servicing fee income.

GAINS ON SALE OF MORTGAGE LOANS

     Gains on sale of mortgage loans consists of origination fees, commitment fees and gains on originated mortgage servicing rights. The gain is recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold, net of the allocation to servicing rights for permanent FHA and conduit originated loans. Origination fees and expenses, net of commitment fees paid in connection with the sale of the loans, are deferred and recognized at the time of sale in the gain or loss determination.

                               THE WMF GROUP, LTD.
                   (Formerly NHP Financial Services, Ltd. and
                           Formerly WMF Holdings Ltd.)
                    (dollars in thousands, except share data)

                   Notes To Consolidated Financial Statements




GAINS ON SALE OF SERVICING RIGHTS

     Gains on sale of servicing rights is recognized based upon the difference between the selling price and the carrying value of the related servicing rights. During 1997 the Company sold rights to service loans on behalf of FHLMC and recognized a gain of approximately $297.

PLACEMENT FEE INCOME

     Placement fee income represents revenue earned relating to the placement and utilization of escrow funds. Income is recognized during the period in which it is earned.

INCOME TAXES

     Since the acquisition of the Company by NHP on April 1, 1996 through May 8, 1997, the Company filed a consolidated tax return with NHP, its parent. Since May 8, 1997 the Company files consolidated tax returns on its own behalf. The Company records income tax expense for each of the periods presented herein as if it filed a return on a stand-alone basis. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Prior to the acquisition on April 1, 1996, the Company filed a consolidated tax return together with its subsidiaries.

NET INCOME PER SHARE

     Effective December 15, 1997, the Company adopted the provision of SFAS No. 128 "Earnings per Share" ("FAS 128"). FAS 128 requires earning per share to be reported as basic earnings per share and diluted earnings per share. Basic earnings per share is based on total weighted average outstanding shares for a given period. Diluted earnings per share is based on total weighted average outstanding shares and also assumes exercise or conversion of all potentially dilutive instruments currently outstanding. In addition net income per share is computed after retroactively applying the impact of the stock split.

     The following is the computation of the Company's basic and diluted earnings per share for the year ended December 31, 1997, the period April 1, 1996 to December 31, 1996, the period January 1, 1996 to March 31, 1996 and the year ended December 31, 1995:

                                                                          Period April 1,               Period January 1,
                                              1997                      to December 31, 1996            to March 31, 1996
                                              ----                      --------------------            -----------------
                                     Net              Per Share       Net                Per Share     Net               Per Share
                                   Income     Shares    Amount      Income     Shares     Amount     Income     Shares    Amount
                                   ------     ------    ------      ------     ------     ------     ------     ------    ------
BASIC EPS                          $2,442      4,272      $0.57     $1,155      4,217      $0.27       $305      4,217      $0.07

EFFECT OF DILUTIVE SECURITIES
Options                                 -        180      (.02)          -          -          -          -          -          -
                                   ------     ------      -----     ------      -----      -----       ----     ------      -----
DILUTED EPS                        $2,442     $4,452      $0.55     $1,155      4,217      $0.27       $305     $4,217      $0.07
                                   ==============================================================================================

                                                 1995
                                                 ----
                                       Net               Per Share
                                     Income     Shares     Amount
                                     ------     ------     ------
BASIC EPS                             $777         4,717     $0.16

EFFECT OF DILUTIVE SECURITIES
Options                                 -             -          -
                                      ----        ------     -----
DILUTED EPS                           $777        $4,717     $0.16
                                   ===============================

NEW ACCOUNTING STATEMENTS

     In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income"("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive

                               THE WMF GROUP, LTD.
                   (Formerly NHP Financial Services, Ltd. and
                           Formerly WMF Holdings Ltd.)
                    (dollars in thousands, except share data)

                   Notes To Consolidated Financial Statements



income be reported in a separate statement of comprehensive income or otherwise disclosed. Management will adopt FAS 130 effective the fiscal year ending December 31, 1998.

     In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This statement supersedes FASB Statement No.14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. The Company will adopt the disclosures as appropriate for FAS 131 for the fiscal year ending December 31, 1998.


3.  ACQUISITIONS:

     In May 1996, WMF Huntoon Paige acquired the loan production system and pipeline, as well as certain fixed assets of American Capital Resource ("ACR") for approximately $2,200 cash. In connection with the purchase, WMF Huntoon Paige also acquired approximately $2,000 of servicing rights. As a result, WMF Huntoon Paige recorded assets of approximately $4,200 representing the fair value of the assets acquired. The servicing rights acquired are being amortized over seven years, which is the estimated life of the servicing rights acquired. The loan production system and pipeline acquired were amortized in proportion to the loans originated from the acquired pipeline. These costs were fully amortized. ACR specializes in the origination and servicing of multifamily mortgage loans guaranteed by the FHA.

     On December 31, 1996, Washington Mortgage acquired 100 percent of the outstanding stock of WMF Proctor for approximately $3,700. NHP paid cash for the purchase on January 2, 1997, on behalf of Washington Mortgage. As such, Washington Mortgage accrued approximately $3,700 as of December 31, 1996. The acquisition was accounted for as a purchase and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. As a result, tangible assets of approximately $600, current liabilities of $200, and goodwill of $3,100 were recorded. The goodwill will be amortized on a straight-line basis over twenty years. The twenty year amortization period is the estimated life of the mortgage loan production operations acquired. WMF Proctor specializes in the origination and servicing of commercial loans.

     On April 15, 1997, Washington Mortgage acquired the assets and liabilities of Askew Investment in Dallas, Texas for $5,600. In accordance with the purchase agreement, $4,600 of the purchase price was paid upon closing with the remaining $1,000 paid in the form of earnouts upon attainment of certain performance objectives. The acquisition has been accounted for as a purchase resulting in goodwill of $4,600. Such goodwill will be amortized on a straight-line basis over twenty years which is the estimated life of the mortgage loan production operations acquired.

     During December 1997 an additional $300 of goodwill was recorded in connection with the earnout agreement related to the acquisition Askew Investments.

     On November 5, 1997, Washington Mortgage acquired 100 percent of the outstanding stock of The Robert C. Wilson Company and its Arizona subsidiary (collectively "WMF Robert C. Wilson"), a Houston based commercial mortgage banking company. Washington Mortgage acquired all of Wilson's issued and outstanding common stock for a purchase price of approximately $4,000 in cash . In accordance with the purchase agreement $3,200 was paid at closing and the remaining $800 would be paid in the form of earnouts upon the attainment of certain performance objectives over a 42 month period. The funds for the acquisition were obtained through a draw on an existing credit line of Washington Mortgage. The acquisition has been accounted for as a purchase resulting in goodwill of $3,200 million. Such goodwill will be amortized on a straight-line basis over twenty years which is the estimated life of the mortgage loan production operations acquired

     On December 23, 1997, Washington Mortgage acquired New York Urban West, Inc. ("WMF New York Urban"). a New York based commercial mortgage banking company for $4,900. In accordance with the purchase agreement, approximately $4,100 was paid in cash and the remaining $800 would be paid in the form of earnouts upon the attainment of certain performance objectives

                               THE WMF GROUP, LTD.
                   (Formerly NHP Financial Services, Ltd. and
                           Formerly WMF Holdings Ltd.)
                    (dollars in thousands, except share data)

                   Notes To Consolidated Financial Statements



over a 42 month period. The funds for the acquisition were obtained through a draw on an existing credit line of Washington Mortgage. The acquisition has been accounted for as a purchase resulting in goodwill of $2,700. Such goodwill will be amortized on a straight-line basis over twenty years which is the estimated life of the mortgage loan production operations acquired

     The following unaudited proforma condensed combined results of operations for the years ended December 31, 1997 and 1996, respectively, are presented as if the acquisitions of the companies occurred on January 1 of the period presented. The proforma statements are provided for informational purposes only. They are based on historical information and do not necessarily reflect the actual results that would have occurred nor are they necessarily indicative of future results of operations of the Company.

                                                     1997                  1996
                                                     ----                  ----
Total Revenues                                    $50,153               $40,455
                                                  -------               -------

Net income                                         $1,948                  $897
                                                  -------               -------

Net income per share - Basic                      $  0.46               $  0.21
Net income per share - Diluted                    $  0.44               $  0.20

4.  MORTGAGE-BACKED SECURITIES:

     Mortgage-backed securities consist of Government National Mortgage Association ("Ginnie Mae") securities. The market value of the securities is $3,935 and $3,898 at December 31, 1997 and 1996, respectively. The securities held will mature in the years 2028 and 2029 and are collateral for a letter of credit established on behalf of Fannie Mae for loans originated under the DUS program. These securities carry a AAA credit rating.


5.  FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS:

     As of December 31, 1997 and 1996, furniture, equipment and leasehold improvements consist of the following:


                                                   1997            1996
                                                   ----            ----
Furniture and equipment                           $2,745          $1,534
Capital lease                                        125             125
Leasehold improvements                               251             139
                                                  ------          ------
                                                   3,121           1,798
Less -- Accumulated depreciation and
  amortization                                       822             313
                                                  ------          ------
                                                  $2,299          $1,485
                                                  ======          ======

6.  DEBT FACILITIES:

     The Company has a warehouse line of credit for $150,000 which can be drawn for purposes of originating loans. This credit limit has been temporarily increased at times to allow increased borrowings beyond the credit limit but there can be no assurance that it will be increased in the future. The warehouse line of credit is secured by mortgage loans held for sale and is required to be repaid with interest upon sale of the mortgage loans. The interest rate on the warehouse line of credit was 3/4 percent for 1997 and 1 to 1 1/2 percent in 1996 to the extent compensating balances are maintained or was equal to the London InterBank Offered Rate ("LIBOR") plus 3/4 percent for 1997 and 1 to 1 1/2 percent in 1996 for amounts borrowed in excess of compensating balances.

     The Company has a separate $10,000 line of credit which was used exclusively for servicing acquisitions. In October 1996, this facility was converted to a term loan. The debt is to be repaid in twenty equal quarterly installments based on a 10-year

                               THE WMF GROUP, LTD.
                   (Formerly NHP Financial Services, Ltd. and
                           Formerly WMF Holdings Ltd.)
                    (dollars in thousands, except share data)

                   Notes To Consolidated Financial Statements



amortization schedule beginning on October 31, 1996, with the remaining balance due in June 2001. The interest rate on the servicing acquisition line of credit was 3 percent for 1997 and 3 to 3 1/2 percent in 1996 to the extent compensating balances are maintained or was equal to LIBOR plus 3 percent for 1997 and 3 to 3 1/2 percent in 1996 for amounts borrowed in excess of compensating balances. Interest is payable monthly. The servicing acquisition line is collateralized by servicing rights relating to loans with an approximate unpaid principal balance of $5,462 as of December 31, 1997. Because this facility was converted to a term loan, the Company cannot borrow any additional amounts under this line. This facility will mature as follows as of December 31, 1997: $1,000 in each year from 1998 through 2000 and $2,462 in 2001.

     The Company has a $10,000 revolving credit agreement to be used for servicing acquisitions or working capital purposes. The revolving credit agreement is renewable annually through November 2002 and requires monthly interest payments. Any principal balance outstanding in November 2002 would be converted to a term loan due in quarterly installments through November 2007. interest rate on the term loan is 2 1/2 percent for amounts borrowed to the extent compensating balances are maintained or is equal to LIBOR plus 2 1/2 percent for amounts borrowed in excess of compensating balances. The term loan is collateralized by all nonrecourse servicing rights. The Company had borrowed $2,829 against this line as of December 31, 1997.

     On May 1, 1997, the Company entered into a $35,000 revolving line of credit which will be principally drawn for purposes of originating loans. The warehouse advances are secured by mortgage loans held for sale and are required to be repaid upon sale of the mortgage loans. The interest rate on the warehouse advances is 3/4 percent to the extent compensating balances are maintained or is equal to the Euro-Rate plus 3/4 percent for amounts borrowed in excess of the compensating balances. Interest is payable monthly. The facility can also be used for principal and interest advances and working capital purposes with credit limits of $2,500 to $5,000 respectively. The interest rate on the principal and interest advances and working capital portion of the facility are 1.5% and 2.0% to the extent compensating balances are maintained or the Euro-Rate plus 1.5% or 2% for amounts borrowed in excess of the compensating balances, respectively. Interest is payable monthly. The maximum principal amount that may be borrowed under the three different facilities is $35,000. There were no borrowings under this facility as of December 31, 1997.

     On December 5, 1997, the Company entered into a $35,000 secured revolving line of credit which is utilize to finance the acquisition of commercial mortgage banking companies and related activities. The interest rate on this line of credit is 3.0% for balance-funded borrowings and LIBOR plus 3.0% for non balance-funded borrowings. Interest is payable monthly. The Company had borrowed $2,870 against this line as of December 31, 1997. The secured revolving line of credit is collateralized by all non recourse servicing rights.

     The Company has also established a letter of credit of $4,400 and $4,200 on behalf of Fannie Mae for the DUS program as of December 31, 1997 and 1996, respectively. This letter of credit is secured by cash equivalents and mortgage-backed securities with a market value of $5,511 and $5,092 as of December 31, 1997 and 1996, respectively.

     The Company's debt agreements require the maintenance of certain financial ratios relating to liquidity, leverage, working capital, and net worth among other restrictions, all of which were met at December 31, 1997.

     Following is certain information relating to the Company's various credit agreements for the years ended December 31, 1997 and 1996, respectively.

                                                                                                    Interest Rate
                                                                Average             Maximum               at               Average
                                          December 31,          Balance            Balance           December 31,         Interest
                                              1997            Outstanding        Outstanding             1997               Rate
                                              ----            -----------        -----------             ----               ----
$150,000 warehouse line                      $48,743           $56,377          $127,675                0.75%                0.75%
$10,000 servicing loan                         5,462             5,775             6,212                3.0%                  3.0%
$10,000 servicing acquisition line             2,829             2,829             2,829                3.5%                  3.5%
$35,000 revolving credit facility              2,870             2,870             2,870                3.5%                  3.5%

                               THE WMF GROUP, LTD.
                   (Formerly NHP Financial Services, Ltd. and
                           Formerly WMF Holdings Ltd.)
                    (dollars in thousands, except share data)

                   Notes To Consolidated Financial Statements




                                                       Average            Maximum            Interest Rate           Average
                                December 31,           Balance            Balance           at December 31,          Interest
                                    1996             Outstanding        Outstanding               1996                Rate
                                    ----             -----------        -----------               ----                ----
$150,000 warehouse line           $39,925              $40,913            $52,885                 1.0%               1.3%
$15,000  warehouse line                --                3,556             10,965                 1.5%               1.5%
$10,000  servicing loan             6,212                8,273              9,960                 3.0%               3.3%



7.  SERVICING RIGHTS:

     During 1997 and 1996, the activity for servicing rights consisted of the following:

                                                     1997                   1996
                                                     ----                   ----
Beginning balance, net                           $ 22,460                  $8,466
     Increase due to acquisition                    1,252                  10,657
     Purchases                                      4,272                   4,060
     Originations                                   3,251                   2,810
      Sale, net                                     (189)                       -
     Amortization                                 (4,250)                  (3,533)
                                                 -------                  -------
Ending balance, net                              $26,796                  $22,460
                                                 =======                  =======

     FAS 125 requires enterprises to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value. At December 31, 1997 and 1996, no allowance for impairment in the Company's mortgage servicing rights was necessary. The estimated fair value of the capitalized mortgage servicing rights was approximately $54,700 at December 31, 1997. The estimated fair value was determined using a discounted cash flow valuation model incorporating prepayment, default, cost to service and interest rate assumptions to the underlying loans. This estimated fair value presented herein is not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions, valuations methodologies or both may have a material effect on the estimates of fair value.


8.  LOAN ADMINISTRATION:

     The Company's portfolio of mortgage loans serviced for institutional investors aggregated $10,870,357 and $6,201,438 at December 31, 1997 and 1996, respectively. Included in the Company's portfolio are approximately $10,248,834 and $5,805,438 of multifamily and commercial loans, and $621,523 and $396,000 in construction loans at December 31, 1997 and 1996, respectively.

     At December 31, 1997 and 1996, the Company serviced and subserviced loans for the following investors:

                                                             1997                         1996
                                                   --------------------------  ---------------------------

                                                   Loan            Principal   Loan             Principal
                                                   Count          Outstanding  Count           Outstanding
                                                   -----          -----------  -----           -----------
Investor:
 Federal National Mortgage Association                256          $1,543,826    299           $1,305,976
 Government National Mortgage Association             382           1,612,716    318            1,275,180
 Federal Home Loan Mortgage Corporation              -                   -       248              245,698
 Other investors                                    2,488          7, 713,815  1,271            3,374,584
                                                    -----         -----------  -----           ----------
Total loans serviced for others                     3,126         $10,870,357  2,136           $6,201,438
                                                    =====         ===========  =====           ==========

                               THE WMF GROUP, LTD.
                   (Formerly NHP Financial Services, Ltd. and
                           Formerly WMF Holdings Ltd.)
                    (dollars in thousands, except share data)

                   Notes To Consolidated Financial Statements




     The Company's DUS portfolio has the following geographic and interest rate concentrations as of December 31, 1997 and 1996, respectively:

                               1997             1996
                               ----             ----
STATE:
   New York                      5%               8%
   Oklahoma                      8%               7%
   Texas                        19%              18%
   Other                        68%              67%
                               ---              ---
                               100%             100%
                               ===              ===

INTEREST RATE:
   Less than 7.5%               27%              19%
   7.5% to 9.49%                70%              77%
   greater than 9.49%            3%               4%
                               ---              ---
                               100%             100%
                               ===              ===


     In addition, the Company makes voluntary advances under certain of its servicing agreements pending receipt from the mortgagors. Such advances amounted to $2,631 and $2,012 at December 31, 1997 and 1996, respectively.

     Related escrow funds of approximately $323,000 and $228,000 at December 31, 1997 and 1996, respectively, are on deposit in escrow bank accounts and are not included in the accompanying consolidated balance sheet. As of December 31, 1997, the Company carried blanket bond insurance coverage of $7,500 and errors and omissions insurance coverage in the amount of $12,500.

     The Company bears the Level I risk of loss associated with the loans it services under the Fannie Mae DUS program. The Level I risk of loss imposes a lender deductible of 5 percent of the unpaid principal balance and limits the maximum loss to 20 percent of the original mortgage. The unpaid principal balance of the Fannie Mae DUS loan servicing portfolio was approximately $943,703 and $776,000 at December 31, 1997 and 1996, respectively. The DUS loans are secured by first liens on the underlying multifamily properties. The Company's portfolio includes one state (Texas) comprising over 10 percent of the total portfolio. No other state comprises over 10 percent of the Fannie Mae DUS portfolio. One Fannie Mae DUS loan with an unpaid principal balance of approximately $2,500 was foreclosed upon in 1995. The Company satisfied its servicing responsibilities and the loan was assigned to Fannie Mae. No Fannie Mae DUS loans were delinquent as of December 31, 1997 and 1996. The Company has provided a reserve for losses of $5,125 and $4,396 as of December 31, 1997 and 1996, respectively. This reserve represents management's estimate of losses which may be incurred on loans underwritten to date that are currently being serviced.

     Activity in the reserve for loan servicing losses is summarized as follows:


                                                         For the Period       For the Period
                                                       April 1, 1996, to    January 1, 1996 to
                                             1997      December 31, 1996      March 31, 1996            1995
                                             ----      -----------------      --------------            ----
Balance, beginning of period               $4,396           $3,427                $3,142               $2,622
     Provisions for possible loan
       servicing losses                       729              969                   285                  856
     Charge-off on Level I Risk for
       foreclosed loans                         -                -                     -                 (336)
                                           ------           ------                ------               ------
Balance, end of period                     $5,125           $4,396                $3,427               $3,142
                                           ======           ======                ======               ======

                               THE WMF GROUP, LTD.
                   (Formerly NHP Financial Services, Ltd. and
                           Formerly WMF Holdings Ltd.)
                    (dollars in thousands, except share data)

                   Notes To Consolidated Financial Statements




9.  INCOME TAXES:

     Income tax expense attributable to income before income taxes for the year ended December 31, 1997, the period April 1, 1996, to December 31, 1996, January 1, 1996 to March 31, 1996, consisted of the following:

                           Year                  The period            The period
                          Ending                 April 1, to          January 1, to
                       December 31,             December 31,            March 31,
                           1997                     1996                  1996
                           ----                     ----                  ----
   Federal               $2,002                    $1,001                  $613
   State                    327                       143                   227
                         ------                    ------                  ----
            Total        $2,329                    $1,144                  $840
                         ======                    ======                  ====


     The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities.


                                                                           For the period         For the Period
                                                                         April 1, 1996 to       January 1, 1996 to
                                                             1997        December 31, 1996        March 31, 1996            1995
                                                             ----        -----------------        --------------            ----
Deferred tax assets:
     Book reserve for loan servicing portfolio losses       $  2,050             $  1,758             $ 1,371             $ 1,068
     Losses on investment in Beverly                               -                    -                 351                 111
                                                             -------              -------              ------              ------
          Total gross deferred tax assets                      2,050                1,758
                                                                                                        1,722               1,179
Less -- Valuation allowance                                        -                    -              (1,038)               (581)
                                                             -------              -------              ------              ------
          Net deferred tax assets                              2,050                1,758                 684                 598
Deferred tax liabilities:
     Furniture and equipment, principally due to                                                          (13)                (12)
        differences in depreciation                              (44)                 (17)
     Originated mortgage servicing rights                     (2,120)              (1,053)                (42)                  -
     Purchased servicing rights, principally due to           (3,118)              (3,830)               (629)               (586)
        purchase price adjustments
     Other                                                       (42)                 (42)                  -                   -
                                                             -------              -------              ------              ------
          Total gross deferred tax liabilities                (5,324)              (4,942)               (684)               (598)
                                                             -------              -------              ------              ------
          Net deferred tax liabilities                       ($3,274)             ($3,184)             $    -              $    -
                                                             =======              =======              ======              ======




     The differences between the effective income tax rates and the Federal statutory income tax rates are as follows:

                                                     For the Period          For the Period
                                                   April 1, 1996 to         January 1, 1996
                                   1997            December 31, 1996        to March 31, 1996          1995
                                   ----            -----------------        -----------------          ----
Federal income tax rate            35%                    35%                     35%                   34%
State income tax rate               5                      5                       5                     5
Valuation allowance                 -                      -                      25                    12
Goodwill amortization               9                     10                       8                     -
                                   --                     --                      --                    --
Effective income tax rate          49%                    50%                     73%                   51%
                                   ==                     ==                      ==                    ==


     Prior to April 1, 1996, a valuation allowance equal to the deferred tax asset was established due to the uncertainty surrounding the Company's ability to generate sufficient taxable income in future years to realize such assets. As a result of the acquisition of the Company by NHP, management believed that the valuation allowance was no longer necessary because of the deferred tax liabilities generated and the projected economies of scale from the Company's expanding operations.

                               THE WMF GROUP, LTD.
                   (Formerly NHP Financial Services, Ltd. and
                           Formerly WMF Holdings Ltd.)
                    (dollars in thousands, except share data)

                   Notes To Consolidated Financial Statements




10.  COMMITMENTS AND CONTINGENCIES:

  LEASES

     The Company is obligated under noncancelable leases for office space, furniture and equipment. Minimum future lease payments are as follows as of December 31, 1997.

Year                        Amount
----                        ------
1998                        $2,363
1999                         2,155
2000                         1,673
2001                           299
2002                           114
Thereafter                     116
                            ------
     Total                  $6,720
                            ======


     Rent expense was approximately $1,594, $975, $230, and $922 in the year ended December 31, 1997, the period April 1, 1996 to December 31, 1996, the period January 1, 1996 to March 31, 1996, and the year ended December 31, 1995, respectively.

LOAN COMMITMENTS

     At December 31, 1997 and 1996, the Company had floating rate commitments outstanding to originate approximately $183,207 and $8,048, respectively, in multifamily and commercial mortgage loans and mandatory delivery commitments in the amount of approximately $212,883 and $48,210, respectively, to cover the Company's origination commitments and loans held for sale.

LITIGATION

     The Company is involved in litigation related to the normal course of business. Management is of the opinion that the litigation will not have a material adverse impact on the Company's financial position or operating results. No amounts have been accrued because the loss, if any, cannot be reasonably estimated.


11.  EMPLOYEE BENEFIT PLANS

     The Company has initiated a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. Employees may contribute to the plan up to 15 percent of their salary up to the maximum allowable by the Internal Revenue Code. The Company will match employee contributions at 50 percent for an amount up to 5 percent of each employee's salary. Company contributions vest 20 percent after the first year of employment and an additional 20 percent in each subsequent year until fully vested in the fifth year. Contributions by the Company were approximately $168, $75, $19, and $97 for the year ended December 31, 1997, for the period April 1, 1996 to December 31, 1996, for the period January 1, 1996 to March 31, 1996, and the year ended December 31, 1995, respectively.


12.  DUE FROM (TO) AFFILIATES:

     As of December 31, 1995, the Company had advanced funds of $1,086 to Beverly. The Company collected $486 in 1996, and wrote the remainder of the receivable off resulting in a $600 loss in 1996. During 1995, the Company's losses related to Beverly Hills Securities amounted to $692.

                               THE WMF GROUP, LTD.
                   (Formerly NHP Financial Services, Ltd. and
                           Formerly WMF Holdings Ltd.)
                    (dollars in thousands, except share data)

                   Notes To Consolidated Financial Statements




     As of December 31, 1996, the Company has accrued in other liabilities, approximately $3,400 payable to NHP as NHP funded the purchase of Proctor on January 2, 1997. The $872 of due to affiliate as of December 31, 1996, represents a payable to NHP for taxes paid on behalf of the Company. This amount was repaid during fiscal year 1997.


13.  DISCLOSURES OF FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The Company is required to disclose the estimated fair values for its financial instruments. The basic assumptions used and the estimates disclosed in the fair value balance sheets represent management's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to management. In certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors, and management's evaluation of those factors change.

     Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, these fair value estimates are not necessarily indicative of the amounts that the Company would realize in a market transaction.

     The following fair value balance sheet does not represent an estimate of the overall market value of the Company as a going concern, which would take into account future business opportunities.

                                                                        1997                                  1996
                                                            --------------------------             ------------------------
                                                            Carrying             Fair              Carrying           Fair
                                                              Value              Value               Value            Value
                                                              -----              -----               -----            -----
Assets:
   Cash, cash equivalents and restricted cash               $12,362             $12,362              $ 7,796         $ 7,796
   Mortgage-backed securities                                 3,851               3,935                3,910           3,898
   Mortgage loans  held for sale                             49,431              49,431               40,263          40,263
   Mortgage servicing rights                                 26,796              54,700               22,460          28,600

Liabilities:
   Warehouse line of credit                                  48,743              48,743               39,925          39,925
   Servicing loan  line of credit                             5,462               5,462                6,212           6,212
   Servicing acquisition  line of credit                      2,829               2,829                    -               -
   Revolving credit facility                                  2,870               2,870                    -               -

Off-balance sheet instruments:
   Commitments to extend credit                                   -                  -                     -               -


     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value.

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS

     For cash, cash equivalents, and restricted cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instruments and their expected realization.

MORTGAGE-BACKED SECURITIES

     The fair value of the mortgage-backed securities is estimated based on bid quotations received from securities dealers.

MORTGAGE LOANS HELD FOR SALE

     For mortgage loans held for sale, fair value was estimated based on outstanding commitments from investors or current inventory yield requirements calculated on an aggregate basis.

                               THE WMF GROUP, LTD.
                   (Formerly NHP Financial Services, Ltd. and
                           Formerly WMF Holdings Ltd.)
                    (dollars in thousands, except share data)

                   Notes To Consolidated Financial Statements



MORTGAGE SERVICING RIGHTS

     The estimated fair value was determined using a discounted cash flow valuation model incorporating prepayment, default, cost to service and interest rate assumptions to the underlying loans. This estimated fair value presented herein is not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions, valuations methodologies or both may have a material effect on the estimates of fair value.

WAREHOUSE LINE OF CREDIT AND SERVICING ACQUISITION LINE OF CREDIT

     The estimated fair value of the warehouse line of credit and servicing acquisition line of credit, both of which are short-term liabilities, approximates their carrying values.

COMMITMENTS TO EXTEND CREDIT

     The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

OFF-BALANCE SHEET ACTIVITIES

     The Company uses a variety of off-balance sheet investment products as part of its risk management strategy and in its loan origination activities. The most frequently used off-balances sheet investment products are various types of interest rate swaps and forward rate agreements. Off-balance sheet investment products are typically classified as hedges. As of December 31, 1997, the Company had no interest rate swaps outstanding.


14.  BALANCE SHEET CLASSIFICATION:

     The Company prepares its consolidated balance sheet using an unclassified balance sheet presentation as is customary in the mortgage banking industry. A classified presentation would have aggregated current assets, current liabilities, and net working capital as follows:


                                  1997               1996
                                  ----               ----
Current assets                  $65,922            $51,344
Current liabilities              61,850             52,762
                                -------            -------
Net working capital             $ 4,072            ($1,418)
                                =======            =======



15.  STOCK AND STOCK OPTION PLANS:

     The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options. Certain options granted by the company had an exercise price less than the market price of the underlying stock on the date of grant. In accordance with APB 25 compensation was recognized on these options as discussed below.

     As part of the spin-off the Company granted, to certain key employees, options to purchase common shares under the Key Employee Incentive Plan . On December 8, 1997, the Company granted 271,250 non-qualified stock options for an aggregate of six (6.00%) percent of the total shares outstanding of the Company at December 31, 1997. The non-qualified stock option plan provides for the right to purchase Common Stock at a specified price. The options vest ratably over five years and are contingent upon continued employment of the individual and other factors as set forth in the agreement. Compensation expense of approximately $343 was recognized during the fourth quarter of 1997.

                               THE WMF GROUP, LTD.
                   (Formerly NHP Financial Services, Ltd. and
                           Formerly WMF Holdings Ltd.)
                    (dollars in thousands, except share data)

                   Notes To Consolidated Financial Statements



     The Company also issued options under its employee stock purchase plan during December 1997. Employees exercised the right to purchase 138,352 shares at a purchase price of $9.15 per share. The Company incurred compensation expense of $750. No options were outstanding as of December 31, 1997.

     Additionally, the Company agreed to honor the options held by NHP employees for NHP Shares by converting the outstanding options to options in shares of the Company based on the underlying terms of the spin-off. No compensation expense has been recorded pertaining to these options. The Company has granted 265,415 options related to the conversion of the NHP options.

     The Company has also issued 32,000 restricted shares under its Key Employee Deferred Compensation Plan. The shares will vest over 5 years and are contingent upon continued employment of the individual and other factors as set forth in the agreement.

     No options were granted prior to the fiscal year ended December 31, 1997. The following tables summarize the Company's stock option activity for the year ended December 31, 1997:

                                                            Average       Price Range
                                                           Exercise        Of Stock
                                              1997          Price          Options
                                              ----          -----          -------
Number of shares under stock options:              -            -           -
Granted:
    Employee Stock Purchase Plan             170,352        $   9.15    $     9.15
    Key Employee Incentive Plan              271,250            9.15          9.15
    Options exchanged at spin-off            265,415            5.52      3.96 - 7.29
Exercised:
    Employee Stock Purchase Plan            (138,352)           9.15          9.15
    Options exchanges at spin-off            (11,921)           4.88          4.88
Forfeited                                          -            -             -
                                             -------                    -------------
Outstanding at the end of the year           556,744                    $ 3.96 - 9.15
                                             =======

     The weighted average fair value of options granted during the year was $7.82 per share.

                                   Options Outstanding                Options Exercisable
                        ---------------------------------------     -----------------------
                                         Weighted      Average                     Average
                        Number of     Average Life     Exercise     Number of      Exercise
Options outstanding:     Options       Remaining        Price        Options        Price
--------------------     -------       ---------        -----        -------        -----
Price Range
$3.96 - 5.33            130,993        3.4 years        $4.52        130,993       $4.52
 6.01 - 7.29            122,501        7.1 years         6.66        122,501        6.66
     9.15               303,250       10.0 years         9.15         78,250        9.15

                        -------                                      -------
 3.96 - 9.15            556,744                                      331,744
                        =======                                      =======

     At December 31, 1997, there were 2,382,250 additional shares available for grant under the Plans. The per share weighted-average fair value of stock options granted during 1997 was $7.22 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
1997 expected dividend yield of 0%, risk-free interest rate of 5.5%, a volatility of 10% and an expected life of 10 years.

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for certain of its stock options in the financial statements. Had the Company determined compensation cost based on the

                               THE WMF GROUP, LTD.
                   (Formerly NHP Financial Services, Ltd. and
                           Formerly WMF Holdings Ltd.)
                    (dollars in thousands, except share data)

                   Notes To Consolidated Financial Statements


fair value at the grant date for its stock options under SFAS No. 123, the company's net income would have been reduced to the proforma amounts indicated below:

                                                         1997
                                                         ----
Net income                     As reported              $2,442
                               Proforma                  2,244

Earnings per share             As reported              $ 0.55
                               Proforma                 $ 0.50

     Proforma net income reflects only options granted since December 31, 1996. Therefore, the full impact of calculating compensations cost for stock options under SFAS 123 is not reflected in the proforma net income amounts presented above because compensation cost is reflected over the options' vesting period of five years.


16. PRO FORMA PRESENTATION (UNAUDITED):

     The unaudited pro forma income statement has been presented to reflect results of operations for the twelve months ended December 31, 1996 as if the acquisition of Holdings by NHP had occurred on January 1, 1996. The adjustments to the period April 1, 1996, to December 31, 1996, include (1) income from January 1, 1996, through March 31, 1996, of the acquired entity, and (2) an additional three months of amortization of the purchase accounting adjustments for the period January 1, 1996, through March 31, 1996. The following table summarizes these pro forma adjustments:

                                                       Historical
                                   -------------------------------------------
                                    For the Period            For the Period         Three Months             Pro Forma
                                   April 1, 1996 to         January 1, 1996 to        Additional         for the Year Ended
                                   December 31, 1996           March 31, 1996        Amortization         December 31, 1996
                                   -----------------           --------------        ------------         -----------------
Revenue                               $23,473                    $6,828                  $    -                 $30,301
                                      -------                    ------                  ------                 -------

Amortization/Depreciation               3,982                       551                     575                   5,108
Other expenses                         18,336                     5,972                       -                  24,308
                                      -------                    ------                  ------                 -------
     Total expenses                    22,318                     6,523                     575                  29,416
                                      -------                    ------                  ------                 -------

     Net income                       $ 1,155                    $  305                  $(575)                 $   885
                                      =======                    ======                  =====                  =======


17. SUBSEQUENT EVENTS:

     On February 2, 1998 the Company announced the formation of a new subsidiary, WMF Capital Corp., to act as its conduit securitization arm. WMF Capital Corp. will securitize loans originated by Washington Mortgage Financial Group, the commercial mortgage banking arm of the Company, WMF Capital Corp. associates and third-party commercial mortgage bankers.

     On February 3, 1998 WMF Capital Corp. entered into a two year $500 million commitment for warehouse financing with Merrill Lynch Mortgage Capital Corp.

     On March 27, 1998, the Company announced the formation of a new subsidiary, WMF Carbon Mesa Advisors Inc. This subsidiary will develop new loan products, manage commercial mortgage investment funds, provide special asset management servicing, and originate commercial mortgages. The Company also announced that WMF Carbon Mesa Advisors Inc had entered into a definitive agreement to acquire all the assets of Carbon Mesa Advisors, Inc and Strategic Real Estate Partners (collectively "Carbon Mesa")