Form 10-Q
period 1998-03-31
WMF GROUP LTD
filed 1998-05-15
CIK 1039206

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934


                     For the period ended:  March 31, 1998
                                          ------------------

                        Commission File Number 000-22567
                                              -----------

                              THE WMF GROUP, LTD.
                              -------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                                     54-1647759
-------------------------------------------------------------------------------------------------
(State or other jurisdiction of                                          (I.R.S Employer
incorporation or organization)                                           identification no.)


1593 Spring Hill Road, Suite 400, Vienna, Virginia                           22182
-------------------------------------------------------------------------------------------------
 (Address of principal executive offices)                                  (Zip code)


Registrant's telephone number, including are code (703) 610-1400
                                                 ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, Yes X No
                                      ---   ---

Common Stock, $.01 par value, outstanding as of May 15, 1998


                        5,254,525 Shares of Common Stock

                              The WMF GROUP, LTD.

                                   FORM 10-Q

                                     INDEX



  Part I           Financial  Information
  ------           ----------------------

  Item 1.          Financial  Statements.

                   Consolidated Balance Sheets
                     As of March 31, 1998 (unaudited) and December 31, 1997                                1

                   Consolidated Statements of Operations for the
                     Three Months Ended March 31, 1998 and 1997 (unaudited),                               2

                   Consolidated Statements of Cash Flows for the
                     Three Months Ended March 31, 1998 and 1997 (unaudited),                               3

                   Notes to Unaudited Consolidated Financial Statements                                    4

 Item 2.           Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                             6

 Part II.          Other Information
 --------          -----------------

 Item 1.           Legal Proceedings                                                                       11

 Items 2 - 5       None                                                                                    11

 Item 6.           Exhibits and Reports on Form 8-K                                                        11

 Signatures                                                                                                13

PART I

ITEM 1.  FINANCIAL STATEMENTS

                              The WMF GROUP, LTD.

                          Consolidated Balance Sheets
                 (dollars in thousands, except per share data)

                                                                                          As of                   As of
                                                                                      March 31,           December  31,
                                                                                           1998                    1997
                                                                                           ----                    ----
                                                                                    (Unaudited)

                                ASSETS
 Cash and cash equivalents                                                               21,976                 $10,786
 Restricted cash equivalents                                                              2,086                   1,576
 Mortgage-backed securities, at amortized cost, pledged                                   3,836                   3,851
 Mortgage loans held for sale, pledged                                                   56,107                  49,431
 Principal, interest and other servicing advances                                         2,367                   2,631
 Furniture, equipment and leasehold improvements, net                                     3,206                   2,299
 Servicing rights, net                                                                   27,620                  26,796
 Goodwill, net                                                                           22,360                  18,465
 Other assets                                                                             3,161                   3,496
                                                                                       --------                --------
                                     Total assets                                      $142,719                $119,331
                                                                                       ========                ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY


 Liabilities:
     Accounts payable and accrued expenses                                                3,601                  $5,730
     Warehouse lines of credit                                                           55,001                  48,743
     Servicing acquisition line of credit                                                 5,212                   5,462
     Revolving credit facility                                                           23,348                   5,699
     Deferred fees                                                                        4,067                   3,600
     Accrued loan servicing losses                                                        5,379                   5,125
     Other liabilities                                                                    1,090                   2,873
     Deferred tax liability, net                                                          3,357                   3,274
                                                                                       --------                --------
                                          Total liabilities                             101,055                  80,506
                                                                                        -------                  ------

 Stockholders' equity:
     Common stock, $.01 par value, 25,000,000
       shares authorized; 5,188,721 and 5,042,723 issued and
       outstanding, respectively                                                             52                      50
     Additional paid-in capital                                                          37,734                  35,178
     Retained earnings                                                                    3,878                   3,597
                                                                                         ------                   -----
                                     Total stockholders' equity                          41,664                  38,825
                                                                                         ------                  ------

                                                                                       --------                --------
                   Total liabilities and stockholders' equity                          $142,719                $119,331
                                                                                       ========                ========

     The accompanying notes are an integral part of these consolidated financial statements.

                              THE WMF GROUP, LTD.

                     Consolidated Statements of Operations
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                                 Three Months                   Three Months
                                                                        Ended                          Ended
                                                                    March 31,                      March 31,
                                                                         1998                           1997
                                                                         ----                           ----




 Revenues:


 Servicing fees                                                        $3,694                         $2,726
 Gain on sale of mortgage  loans, net                                   5,233                          2,407
 Interest income                                                        1,156                            933
 Placement fee income                                                   2,061                          1,125
 Other income                                                           1,144                            249
                                                                        -----                            ---
            Total Revenues                                             13,288                          7,440
                                                                       ------                          -----
 Expenses:

 Salaries and employee benefits                                         6,271                          3,557
 General and administrative                                             3,073                          1,272
 Occupancy                                                                838                            528
 Provision for loan servicing losses                                      254                            174
 Interest                                                                 578                            253
 Amortization of servicing rights                                       1,074                          1,082
 Depreciation and amortization                                            621                            333
                                                                       ------                         ------
            Total Expenses                                             12,709                          7,199
                                                                       ------                          -----

 Income before income tax expense                                         579                            241
 Income tax expense                                                       298                            174
                                                                          ---                            ---

 Net income                                                              $281                            $67
                                                                         ====                            ===

 Net income per share - Basic                                           $0.06                      $    0.02
                                                                        =====                      =========

 Net income per share - Diluted                                         $0.05                      $    0.02
                                                                        =====                      =========



     The accompanying notes are an integral part of these consolidated financial statements.

                              THE WMF GROUP, LTD.

                     Consolidated Statements Of Cash Flows
                             (dollars in thousands)
                                  (unaudited)

                                                                                        Three Months   Three Months
                                                                                               Ended          Ended
                                                                                            March 31,      March 31,
                                                                                            ---------      ---------
                                                                                                1998           1997
                                                                                                ----           ----

 Cash flows from operating activities:
 Net income                                                                                     $281            $67
 Adjustments to reconcile net income to net cash
     provided by operating activities:
                  Depreciation and amortization of furniture, equipment
                     and leasehold improvements                                                  243            140
                  Amortization of mortgage servicing rights                                    1,074          1,082
                  Amortization of goodwill                                                       378            193
                  Compensation related to stock options                                          160              -
                  Provision for loan servicing losses                                            254            174
                  Mortgage loans originated                                                (601,013)      (154,149)
                  Mortgage loans sold                                                        594,337        165,729
                  Decrease (increase) in principal, interest and other servicing
                     advances                                                                    264          (254)
                  Increase in due to affiliates                                                    -            255
                  Increase  in restricted cash equivalents                                     (510)           (97)
                  Decrease in other assets                                                       342            646
                  Decrease in  accounts payable and accrued expenses                         (2,206)          (761)
                  Increase (decrease) in deferred fees                                           467          (310)
                  Decrease in other liabilities                                              (1,783)        (1,994)

                                                                                             -------         ------
                  Net cash provided by (used in) operating activities                        (7,712)         10,721
                                                                                             -------         ------


 Cash flows from investing activities:
                  Purchase of furniture, equipment and leasehold improvements                (1,142)           (92)
                  Purchase of mortgage servicing rights                                        (762)        (1,089)
                  Origination of servicing rights                                            (1,136)          (284)
                  Assets acquired and liabilities assumed, net of cash                       (4,273)              -

                                                                                             -------        -------
                  Net cash used in investing activities                                      (7,313)        (1,465)
                                                                                             -------        -------

 Cash flows from financing activities:
                  Repayment of  servicing acquisition line of credit                           (250)              -
                  Increase (decrease) in warehouse lines  of credit, net                       6,258       (11,640)
                  Increase in revolving credit facilities                                     17,649              -
                  Issuance of common stock and exercise of stock options                       2,558              -

                                                                                              ------       --------
                  Net cash (used) provided by financing activities                            26,215       (11,640)
                                                                                              ------       --------

                  Net increase (decrease) in cash                                             11,190        (2,384)
 Cash at beginning of period                                                                  10,786          6,601
                                                                                              ------         ------
 Cash at end of period                                                                       $21,976         $4,217
                                                                                             =======         ======
 Supplemental disclosures:
    Cash paid during the period for interest                                                    $489           $158
    Cash paid during the period for income taxes                                                 336              -

  The accompanying notes are an integral part of these consolidated financial statements.

                              THE WMF GROUP, LTD.

              Notes to unaudited consolidated financial statements
                  (dollar in thousands, except per share data)
1.  ORGANIZATION:

         The WMF Group, Ltd. (the "Company") is one of the largest independent commercial mortgage bankers in the United States as measured by servicing portfolio size based on the 1997 survey published by the Mortgage Bankers Association of America ("MBA"), the largest originator of Federal National Mortgage Association ("Fannie Mae") multifamily loans based on statistics provided by Fannie Mae, and is the largest originator of Federal Housing Authority ("FHA") insured multifamily and healthcare loans based on statistics provided by Housing and Urban Development ("HUD"). The Company originates, underwrites, structures, places, sells and services multifamily and commercial real estate loans. With the formation of WMF Capital Corp. and WMF Carbon Mesa Advisors, in the first quarter of 1998, the Company operates a commercial mortgage conduit, manages commercial mortgage investment funds and provides special asset management services. Through its relationships with Government Sponsored Enterprises ("GSEs"), investment banks, life insurance companies, commercial banks and other investors, the Company provides and arranges financing to owners of multifamily and commercial real estate on a nationwide basis using both a retail and wholesale network. The Company generates revenues through origination fees, servicing fees, net interest income on loans held for sale and placement fees. The Company expects that securitization trading profits from WMF Capital Corp. and funds management fees from WMF Carbon Mesa Advisors will provide the Company with additional sources of revenue.

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


2.  BASIS OF PRESENTATION:

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

         The condensed consolidated financial statements of the Company at March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 included herein are unaudited, and include all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows of the Company as of and for the periods presented. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results that may be expected for the full year.


3.  BALANCE SHEET CLASSIFICATION:


         The Company prepares its consolidated balance sheet using an unclassified balance sheet presentation as is customary in the mortgage banking industry. A classified presentation would have aggregated current assets, current liabilities, and net working capital as follows:

                                                                  As of             As of
                                                               March 31,      December 31,
                                                                   1998              1997
                                                                   ----              ----
 Current assets                                                 $83,606           $65,922

 Current liabilities                                             64,326            61,850
                                                                 ------            ------

 Net working capital                                            $19,280            $4,072
                                                                =======            ======

4.  LITIGATION:

         The Company is involved in litigation related to the normal course of its business. Management is of the opinion that the litigation will not have a material adverse impact on the Company's financial position or operating results. No amounts have been accrued because the loss, if any, cannot be reasonably estimated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         All statements contained herein that are not historical facts, including but not limited to statements regarding anticipated future capital requirements, the Company's future development plans, the Company's ability to obtain additional equity or other financing, and the Company's ability to generate cash from operations and further savings from existing operations, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as the introduction of new competitors, future acquisitions and strategic partnerships; general business and economic conditions; and the other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

OVERVIEW

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


RESULTS OF OPERATIONS - SUMMARY

         The Company's primary business activities are commercial and multifamily loan servicing, loan origination and sales of the loans to
investors in the secondary market.   With the formation of WMF Capital Corp.
and WMF Carbon Mesa, the Company operates a commercial mortgage conduit, manages commercial mortgage investment funds and provides special asset management services. Revenues from mortgage banking activities are earned from the origination of commercial and multifamily real estate mortgage loans and the servicing of such loans. The Company's revenue includes loan servicing fees, gains on sale of mortgage loans (including related gains on originated servicing rights), interest income on loans prior to sale, "placement fees" (revenue earned relating to utilization of escrow funds), origination fee
income and other income.   The addition of WMF Capital Corp. and WMF Carbon
Mesa are expected to add securitization trading profit and funds management fees as a source of revenue.

         The Company's revenue is significantly influenced by the timing of origination, sales and securitization of mortgage loans and is somewhat sensitive to economic factors such as the general level of interest rates and demand for commercial and multifamily real estate. As a result, future revenues
may fluctuate due to changes in these factors.   The Company expects that as it
expands into new businesses the sources of revenues will change. Therefore, the Company's historical results may not be indicative of future periods.

         The following table sets forth information derived from the Company's consolidated statements of operations for each of the periods presented:

                         Summary Financial Information
                             Results of Operations
                             (dollars in thousands)

                                                        Three months                             Three months
                                                               Ended                                    Ended
                                                     March 31, 1998                            March 31, 1997
                                                     ---------------                           --------------
 Revenues:

 Servicing fees                                               $3,694                                   $2,726
 Gain on sale of mortgage loans, net                           5,233                                    2,407
 Interest income                                               1,156                                      933
 Placement fee income                                          2,061                                    1,125
 Other income                                                  1,144                                      249
                                                               -----                                    -----
            Total Revenues                                    13,288                                    7,440
                                                              ------                                    -----

 Expenses:

 Salaries and employee benefits                                6,271                                    3,557
 General and administrative                                    3,073                                    1,272
 Occupancy                                                       838                                      528
 Provision for loan servicing losses                             254                                      174
 Warehouse interest expense                                      367                                      127
 Non-operating interest expense                                  211                                      126
 Amortization of servicing rights                              1,074                                    1,082
 Depreciation and amortization                                   621                                      333
                                                              ------                                    -----
            Total Expenses                                    12,709                                    7,199
                                                              ------                                    -----

 Income before income tax expense                                579                                      241
 Income tax expense                                              298                                      174
                                                                 ---                                      ---

 Net income                                                     $281                                      $67
                                                                ====                                      ===

 EBITDA                                                       $2,485                                   $1,782
                                                              ======                                   ======

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

         Net income increased by $214 thousand or 319% from $67 thousand for the three months ended March 31, 1997 to $281 thousand for the three months
ended March 31, 1998.   The growth in net income reflects increased gain on
loan sales as the result of the Company funding loans totaling $594 million during the first quarter of 1998, compared to $264 million during the same period in 1997. Higher service fees and placement fee income also contributed to the net income increase, as the Company's servicing portfolio balance ended
the quarter at $10.9 billion, up $4.4 billion from the prior year.   These
improvements were partially offset by increases in salaries, general and administrative expenses and amortization of goodwill, principally resulting from start-up, integration and support cost related to the formation of WMF Capital Corp. and recent acquisitions.

         The Company's earnings before non-operating interest expense, income taxes, depreciation and amortization ("EBITDA") for the three months ended March 31, 1998 was $2.5 million compared with $1.8 million for the same period of 1997, an increase of $0.7 million or 39%. The increase in EBITDA for the three months ended March 31, 1998 is attributable primarily to an increase in loan originations and sales as well as increases in servicing fees. These increases were partially offset by increases in salaries and general and administrative expenses related to the formation of WMF Capital Corp. and recent acquisitions.

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

         Servicing fees were $3.7 million for the three months ended March 31, 1998, an increase of $1.0 million or 37% from $2.7 million for the three months ended March 31, 1997. Revenue related to mortgage servicing is based upon the unpaid principal balance of loans serviced. The increase in servicing fees for the three months ended March 31, 1998 is a result of the principal balance of the Company's servicing portfolio increasing to $10.9 billion from $6.5 billion as of March 31, 1998 and 1997, respectively. The percentage increase in servicing fee revenue is less than the percentage increase in the servicing portfolio because the fee as a percentage of unpaid principal balance on the added servicing, primarily for insurance companies, is lower than the Company's historical average servicing rate.

          Gain on sale of mortgage loans was $5.2 million for the three months ended March 31, 1998, an increase of $2.8 million or 117% from $2.4 million for the three months ended March 31, 1997. For the three months ended March 31, 1998 and 1997, the Company sold $594 million and $264 million mortgage loans, respectively. The increase in gain on sale of mortgage loans is a result of the increase in loan origination fees and includes the gain on recognizing originated mortgage servicing rights in the amount of $0.5 million related to the Company's origination of conduit mortgage loans, and includes an increase in gain on recognizing originated mortgage servicing rights on FHA insured loans of $0.7 million.

          Interest income was $1.2 million for the three months ended March 31, 1998, an increase of $0.3 million or 33% from $0.9 million for the three months March 31, 1997. This increase was due to the increase in loan originations for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

          Placement fee income was $2.1 million for the three months ended March 31, 1998, an increase of $1.0 million or 91% from $1.1 million for the three months ended March 31, 1997. This increase was the result of an increase in the average investor escrow balances held by the Company.

          Other income was $1.1 million for the three months ended March 31, 1998, an increase of $0.9 million or 450% from $0.2 million for the three months ended March 31, 1997. The increase was the result of increased prepayment penalties, termination fees, loan management fees and extension fees.

          The Company's total expenses consist of salaries and benefits (including commissions), other general and administrative expenses, provision for loan servicing losses, operating interest expense, amortization of mortgage servicing rights, and other depreciation and amortization.

          Salaries and benefits, the largest category of costs for the Company, increase with loan production due primarily to the payment of commissions on loan originations. Salaries and benefits increased $2.7 million, or 75%, from $3.6 million for the three months ended March 31, 1997 to $6.3 million for the three months ended March 31, 1998. This increase is due primarily to increased originations, the acquisitions of WMF Askew, WMF Robert C. Wilson and WMF New York Urban (the "Acquisitions"), and the formation of WMF Capital Corp., which occurred subsequent to March 31, 1997. These factors, combined with the Company's expansion into non-multifamily commercial lending, contributed to the increase in the Company's number of employees from 206 as of March 31, 1997 to 346 as of March 31, 1998.

          General and administrative expenses consist of professional fees, travel, management information, occupancy, telephone and equipment rental, and other expenses. General and administrative expenses were $3.1 million for the three months ended March 31, 1998, an increase of $1.8 million or 138% from $1.3 million for the three months ended March 31, 1997. The increase is a result of costs associated with Acquisitions and start up costs related to WMF Capital Corp.

          The Company increased the provision for loan servicing losses by $0.1 million for the three months ended March 31, 1998, an increase of 46% from $0.2 million for the three months ended March 31, 1997 to $0.3 million for the three months ended March 31, 1998. The increase in addition to reserves is the result of management's determination, as part of its ongoing assessment of the

Company's exposure related to its Fannie Mae DUS portfolio. The Company's principal balance of Fannie Mae DUS loans in the servicing portfolio was $1,006 million and $795 million as of March 31, 1998 and 1997, respectively.

         Warehouse interest expense of $0.4 million for the three months ended March 31, 1998 increased $0.3 million or 189% from $0.1 million for the three months ended March 31, 1997. This increase was due to the Company's increased production.

         Non-operating interest expense of $0.2 million for the three months ended March 31, 1998 increased $0.1 million or 67% from $0.1 million for the three months ended March 31, 1997. This increase was due to increased borrowings related to recent Acquisitions.

         Depreciation and amortization of $1.7 million for the three months ended March 31, 1998 increased $0.3 million or 20% from $1.4 million for the three months ended March 31, 1997. This increase was due primarily to the amortization related to the goodwill recognized as a result of the Acquisitions.

         The Company's effective tax rate is approximately 51%. The primary difference between the effective income tax rate and the Federal and State income tax rates is due to the amortization of goodwill, a portion of which is not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal financing needs are the financing of loan origination activities, the pursuit of new acquisitions and the purchase of servicing rights. To meet these needs, the Company currently utilizes warehouse lines of credit, a revolving line of credit and medium term loans.

         The Company's debt agreements require the maintenance of certain financial ratios relating to liquidity, leverage, working capital, and net worth among other restrictions, all of which were met at March 31, 1998.
These provisions have not had, and are not expected to have, an adverse impact on the ability of the Company to meet these requirements.

         In connection with its Fannie Mae Delegated Underwriting and Servicing
(DUS) program, the Company is required to establish a letter of credit to meet the requirements.

         In the course of the Company's mortgage banking operations, the Company sells to investors the mortgage loans it originates but generally retains the right to service the loans, thereby increasing the Company's investment in loan servicing rights. The Company views the sale of loans on a servicing-retained basis in part as an investing activity. Significant unanticipated prepayments in the Company's servicing portfolio could have a material adverse effect on the Company's future operating results and liquidity.

Cashflows

         Operating Activities: In the three months ended March 31, 1998, the Company's operating activities used cash of approximately $7,712 primarily to increase its mortgage loans originated. These are generally financed with short-term borrowings as discussed under "Financing Activities".

         Investing Activities: The primary investing activity for which cash was used during the three months ended March 31, 1998 was the acquisition of WMF Carbon Mesa and the formation of WMF Capital Corp.

         Financing Activities: Net cash provided by financing activities amounted to $26.2 million for the three months ended March 31, 1998. The primary reason for this was the increase in borrowings used to capitalize WMF Capital Corp. as well as to finance the increase in mortgage loans held for sale as discussed under "Operating Activities".

         The Company believes its current cash flow from operations and borrowings available under its debt facilities will be sufficient to meet its operating needs. Additionally, in the event additional capital resources are required the Company believes it will have access to capital through other sources.

 YEAR 2000 COMPLIANCE

         In November 1997, the Company developed a plan to deal with the Year 2000 problem and has begun converting its computer systems to a Year 2000 compliant system. The plan provides for the conversion efforts to be completed before December 31, 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company currently uses vendor supported software which is being adjusted to be Year 2000 compliant at no cost to the Company. Other costs of becoming compliant will be funded through operating cash flows. The Company will expense the costs associated with these system changes as the
costs are incurred.   Such costs are not currently expected to be material.

                                    PART II.

OTHER INFORMATION

Item 1:  Legal Proceedings

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

         None

Item 5:  Other Information.

         None

Item 6:  Exhibits and Reports on Form 8-K.

         None

         (a)   Exhibits

          3.1      Restated Certificate of Incorporation of  The WMF Group, Ltd.
                   (the "Company")  (1)
          3.2      Amendment to the Company's Restated Certificate of Incorporation  (2)
          3.3      Amended and restated by-laws of The WMF Group, Ltd.        *
          10.1         Mortgage Selling and Servicing Contract between Fannie Mae and the
                       Company, dated December 21, 1990. (1)
          10.2         Delegated Underwriting and Servicing Addendum to Mortgage
                       Selling and Servicing Contract between Fannie Mae and the
                       Company, dated as of March 1, 1994. (1)
          10.3         Delegated Underwriting and Servicing Master Loss Sharing
                       Agreement between Fannie Mae and the Company, dated as
                       of March 1, 1994. (1)
          10.4         Delegated Underwriting and Servicing Reserve Agreement
                       among Fannie Mae, State Street Bank and Trust Company
                       and the Company, dated as of June 4, 1996. (1)
          10.5         Term Loan Promissory Note between the Company, WMF/Huntoon, Page Associates

                       Limited and Residential Funding Corporation, dated June 14, 1996.  (1)
          10.6         Servicing Facility Promissory Note between the Company, WMF/Huntoon,
                       Page Associates Limited and Residential Funding Corporation, dated
                       June 14, 1996. (1)
          10.7         Letter Agreement dated October 25, 1996 between Washington Mortgage Financing
                       Group and Michael D. Ketcham. (1)
          10.8         Key Employee Incentive Plan. (2)
          10.9         Key Employee Incentive Award Agreement. (2)
          10.10        Key Employee Deferral Compensation Plan. (2)
          10.11        Employee Stock Purchase Plan. (2)
          10.12        Stock Purchase Agreement dated as of October 31, 1997 between Washington
                       Mortgage Financial Group, Ltd. and The Robert C. Wilson Company (3)
          10.13        Asset Purchase Agreement dated as of Dated December 16, 1997 between
                       Washington Mortgage Financial Group, Ltd. and NY Urban West Inc   (4)
           11       Statement re computation of  per share earnings *
           21       Subsidiaries of the registrant  (4)
           27       Financial data schedule  *

         (b)   Report on Form 8-K.


                 None

-----------------

      (1) Incorporated by reference to the registration statement on Form 10 previously filed by the Company on August 4, 1997.

      (2) Incorporated by reference to the registration statement on Form S-1 filed by the Company on October 30, 1997.

      (3) Incorporated by reference to the Form 8-K previously filed by the Company on November 20, 1997.

      (4) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1997 filed on March 31, 1998.

            * Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    THE WMF GROUP, LTD.



   Date: May 15, 1998               By: /s/ Shekar Narasimhan
                                        ---------------------
                                            Shekar Narasimhan
                                            Director, President and Chief
                                            Executive Officer

   Date: May 15, 1998               By: /s/ Michael D. Ketcham
                                            ------------------
                                            Michael D. Ketcham Executive
                                            Vice President, Chief
                                            Financial Officer and
                                            Treasurer (Principal
                                            Financial Officer)