Form 10-Q
period 1998-06-30
WMF GROUP LTD
filed 1998-08-14
CIK 1039206

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                       For the period ended: June 30, 1998
                                             -------------

                        Commission File Number 000-22567
                                               ---------

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

Common Stock, $.01 par value, outstanding as of August 14, 1998


                        5,270,796 Shares of Common Stock

                               The WMF GROUP, LTD.

                                    FORM 10-Q

                                      INDEX


Part I           Financial Information
------           ---------------------
Item 1.          Financial  Statements.

                 Consolidated Balance Sheets
                   As of June 30, 1998 (unaudited) and December 31, 1997                          1

                 Consolidated Statements of Operations for the
                   Three Months Ended June 30, 1998 and 1997 (unaudited),
                   Six Months Ended June 30, 1998 and 1997 (unaudited)                            2

                 Consolidated Statements of Cash Flows for the
                   Six Months Ended June 30, 1998 and 1997 (unaudited)                            3

                 Notes to Unaudited Consolidated Financial Statements                             4

Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                            6


Part II.         Other Information
--------         -----------------

Item 1.          Legal Proceedings                                                               11

Items 2 - 3      None                                                                            11

Item 4.          Submission of Matter to a Vote of Security Holders.                             11

Item 5.          Other information                                                               12

Item 6.          Exhibits and Reports on Form 8-K                                                12

Signatures                                                                                       13

PART I

ITEM 1.  FINANCIAL STATEMENTS

                               The WMF GROUP, LTD.
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)

                                                                           As of             As of
                                                                        June 30,     December  31,
                                                                            1998              1997
                                                                            ----              ----
                                                                     (Unaudited)
                                ASSETS

Cash and cash equivalents                                                $14,583           $10,786
Restricted cash equivalents                                                1,697             1,576
Mortgage-backed securities, at amortized cost, pledged                     3,829             3,851
Mortgage loans held for sale, pledged                                    362,116            49,431
Principal, interest and other servicing advances                           3,058             2,631
Furniture, equipment and leasehold improvements, net                       3,674             2,299
Servicing rights, net                                                     27,776            26,796
Goodwill, net                                                             22,174            18,465
Other assets                                                               5,957             3,496
                                                                        --------          --------
                                    Total assets                        $444,864          $119,331
                                                                        ========          ========



                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

    Accounts payable and accrued expenses                                 $5,926            $5,730
    Warehouse lines of credit                                            347,453            48,743
    Servicing acquisition line of credit                                   4,962             5,462
    Revolving credit facility                                             23,348             5,699
    Deferred fees                                                          9,243             3,600
    Accrued loan servicing losses                                          5,653             5,125
    Other liabilities                                                      4,932             6,147
                                                                        --------          --------
                                         Total liabilities               401,517            80,506
                                                                        --------          --------

Stockholders' equity:

    Common stock, $.01 par value, 25,000,000
      shares authorized; 5,267,025 and 5,042,723 issued and
      outstanding, respectively                                               53                50
    Additional paid-in capital                                            39,352            35,178
    Retained earnings                                                      3,942             3,597
                                                                        --------          --------
                                    Total stockholders' equity            43,347            38,825
                                                                        --------          --------

                                                                        --------          --------
                  Total liabilities and stockholders' equity            $444,864          $119,331
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

                               THE WMF GROUP, LTD.
                      Consolidated Statements of Operations
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                               Three Months Ended          Six Months Ended
                                                                                    June 30,                    June 30,
                                                                                    --------                    --------
                                                                               1998          1997          1998          1997
                                                                               ----          ----          ----          ----

Revenues:

Servicing fees                                                                $3,607        $2,905        $7,301        $5,631
Gain on sale of mortgage loans, net                                            7,101         3,510        12,334         5,917
Interest income                                                                4,328         1,178         5,484         2,111
Placement fee income                                                           2,076         1,187         4,137         2,312
Other income                                                                   1,216           320         2,360           569
                                                                              ------        ------        ------        ------
           Total Revenues                                                     18,328         9,100        31,616        16,540
                                                                              ------        ------        ------        ------

Expenses:

Salaries and employee benefits                                                 7,614         4,097        13,885         7,654
General and administrative                                                     3,963         1,516         7,036         2,788
Occupancy                                                                        964           510         1,802         1,038
Provision for loan servicing losses                                              273           279           527           453
Interest                                                                       3,280           350         3,858           603
Amortization of servicing rights                                               1,429         1,126         2,503         2,208
Depreciation and amortization                                                    680           406         1,301           739
                                                                              ------        ------        ------        ------
           Total Expenses                                                     18,203         8,284        30,912        15,483
                                                                              ------        ------        ------        ------

Income before income tax expense                                                 125           816           704         1,057
Income tax expense                                                                61           432           359           606
                                                                                  --           ---           ---           ---

Net income                                                                       $64          $384          $345          $451
                                                                                 ===          ====          ====          ====

Net income per share - Basic                                                 $  0.01       $  0.09       $  0.07       $  0.11
                                                                             =======       =======       =======       =======

Net income per share - Diluted                                               $  0.01       $  0.09       $  0.06       $  0.11
                                                                             =======       =======       =======       =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               THE WMF GROUP, LTD.
                      Consolidated Statements Of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                                                         Six Months            Six Months
                                                                                              Ended                 Ended
                                                                                           June 30,              June 30,
                                                                                               1998                  1997
                                                                                               ----                  ----
Cash flows from operating activities:
Net income                                                                                     $345                  $451
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
                 Depreciation and amortization of furniture, equipment
                         and leasehold improvements                                             497                   255
                 Amortization of mortgage servicing rights                                    2,503                 2,208
                 Amortization of goodwill                                                       804                   458
                 Compensation related to stock options                                          160                     -
                 Provision for loan servicing losses                                            527                   453
                 Mortgage loans originated                                              (1,738,380)             (396,201)
                 Mortgage loans sold                                                      1,425,696               414,818
                 Increase in principal, interest and other servicing advances                 (427)                 (265)
                 Increase in due to affiliates                                                    -                   255
                 Increase in restricted cash equivalents                                      (121)                 (188)
                 Decrease (increase) in other assets                                        (2,439)                   329
                 Increase (decrease) in accounts payable and accrued expenses                   196                 (184)
                 Increase in deferred fees                                                    5,643                   485
                 Decrease in other liabilities                                              (1,374)                 (823)

                                                                                          ---------                ------
                 Net cash provided by (used in) operating activities                      (306,370)                22,051
                                                                                          ---------                ------

Cash flows from investing activities:
                 Purchase of furniture, equipment and leasehold improvements                (1,872)                 (385)
                 Purchase of mortgage servicing rights                                        (929)               (1,534)
                 Origination of servicing rights                                            (2,554)               (1,135)
                 Assets acquired and liabilities assumed, net of cash                       (4,513)                     -
                                                                                            -------               -------
                Net cash used in investing activities                                       (9,868)               (3,054)
                                                                                            -------               -------

Cash flows from financing activities:
                 Repayment of servicing acquisition line of credit                            (500)                 (250)
                 Increase (decrease) in warehouse lines of credit, net                      298,710              (19,054)
                 Increase in revolving credit facility                                       17,649                     -
                 Exercise of stock options                                                    4,176                     -

                                                                                            -------              --------
                 Net cash provided by (used in) financing activities                        320,035              (19,304)
                                                                                            -------              --------

                 Net increase (decrease) in cash                                              3,797                 (307)
Cash at beginning of period                                                                  10,786                 6,601
                                                                                            -------                ------
Cash at end of period                                                                       $14,583                $6,294
                                                                                            =======                ======
Supplemental disclosures:
   Cash paid during the period for interest                                                  $2,674                  $337
   Cash paid during the period for income taxes                                                 758                     -


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               THE WMF GROUP, LTD.
              Notes to unaudited consolidated financial statements
                  (dollar in thousands, except per share data)


1.  ORGANIZATION:

             The WMF Group, Ltd. (the "Company") is one of the largest independent commercial mortgage bankers in the United States as measured by servicing portfolio size based on the 1997 survey published by the Mortgage Bankers Association of America ("MBA"), is the largest originator of Federal National Mortgage Association ("Fannie Mae") multifamily loans based on statistics provided by Fannie Mae, and is the largest originator of Federal Housing Authority ("FHA") insured multifamily and healthcare loans based on statistics provided by Department of Housing and Urban Development ("HUD"). The Company originates, underwrites, structures, places, sells and services multifamily and commercial real estate loans. With the formation of WMF Capital Corp. and WMF Carbon Mesa Advisors, Inc. in the first quarter of 1998, the Company operates a commercial mortgage conduit, manages commercial mortgage investment funds and provides special asset management services. Through its relationships with Government Sponsored Enterprises ("GSEs"), investment banks, life insurance companies, commercial banks and other investors, the Company provides and arranges financing to owners of multifamily and commercial real estate on a nationwide basis using both a retail and wholesale network. The Company generates revenues through origination fees, servicing fees, net interest income on loans held for sale and placement fees. The Company expects that securitization trading profits from WMF Capital Corp. and funds management fees from WMF Carbon Mesa Advisors, Inc. will provide the Company with additional sources of revenue. During the second quarter of 1998, the Company invested in a private real estate investment trust ("REIT") designed to invest in structured commercial loan products. WMF Carbon Mesa Advisors, Inc. will manage the REIT called Commercial Mortgage Investment Trust ("COMIT").

             The Company is a Delaware corporation formed in October 1992. The Company has three direct wholly owned subsidiaries: WMF Washington Mortgage Corp. ("WMF Washington Mortgage") (previously known as Washington Mortgage Financial Group, Ltd.), WMF Capital Corp., and WMF Carbon Mesa Advisors, Inc. ("WMF Carbon Mesa") which are incorporated under the laws of Delaware. WMF Washington Mortgage's wholly owned subsidiaries are WMF Huntoon, Paige Associates Limited ("WMF Huntoon Paige"), WMF Proctor Ltd. ("WMF Proctor"), and WMF Robert C. Wilson Ltd. ("WMF Robert C. Wilson"), which are incorporated under the laws of the states of Delaware, Michigan and Texas, respectively.


2.  BASIS OF PRESENTATION:

             The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation.

             The condensed consolidated financial statements of the Company at June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 included herein are unaudited and include all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows of the Company as of and for the periods presented. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results that may be expected for the full year.


3.  BALANCE SHEET CLASSIFICATION:

             The Company prepares its consolidated balance sheet using an unclassified balance sheet presentation as is customary in the mortgage banking industry. A classified presentation would have aggregated current assets, current liabilities, and net working capital as follows:

                                                         As of               As of
                                                      June 30,        December 31,
                                                          1998                1997
                                                          ----                ----
                     Current assets                   $385,714             $66,344

                     Current liabilities               388,628              67,645
                                                       -------              ------

                     Net working  deficit             ($2,914)            ($1,301)
                                                      ========            ========

4.  RECENT ACCOUNTING PRONOUNCEMENTS

             In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No.131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997, but need not be applied to interim financial statements in the initial year of application. The impact, if any, of this statement on the Company would be to require additional disclosures in the Company's financial statements.

             In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposures. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier adoption is permitted. The Company has not yet determined the impact, if any, of this Statement, including its provisions for the potential reclassifications of investment securities, on earnings, financial condition or equity.

5.  LITIGATION:

             The Company is involved in litigation related to the normal course of its business. Management is of the opinion that the litigation will not have a material adverse impact on the Company's financial position or operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             All statements contained herein that are not historical facts, including but not limited to statements regarding anticipated future capital requirements, the Company's future acquisition and development plans, the Company's ability to obtain additional debt, equity or other financing, and the Company's ability to generate cash from operations and further savings from existing operations, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from those projected, estimated, assumed or anticipated. Among the factors that could cause actual results to differ are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as changes in fees earned from originating and servicing multifamily and commercial mortgage loans, the introduction of new competitors, future acquisitions and strategic partnerships; general business and economic conditions; and the other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. Readers should not place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995.

OVERVIEW

             Over the past several years, the Company has experienced significant growth in its net income, revenues, annual production volume and servicing volume. The Company seeks to continue to expand its business through
(i) acquisitions and internal growth; (ii) design and delivery of new mortgage products; and (iii) expansion into related businesses. On a going-forward basis, to the extent that the Company is successful in completing acquisitions, the Company will experience increased expenses associated with the amortization of goodwill and acquired mortgage servicing rights and, if the acquisitions are financed by additional indebtedness, an increase in interest expense. Through the acquisitions, the Company's primary focus is to increase its mortgage origination capabilities and servicing portfolio as well as to expand into related businesses. Accordingly, such acquisitions may result in a short-term decrease in income from operations during the period from acquisition through a period necessary to integrate the acquired companies.


RESULTS OF OPERATIONS - SUMMARY

             The Company's primary business activities are commercial and multifamily loan servicing, loan origination and sales of the loans to investors in the secondary market. With the formation of WMF Capital Corp. and WMF Carbon Mesa, the Company operates a commercial mortgage conduit, manages commercial mortgage investment funds, and provides special asset management services. Revenues from mortgage banking activities are earned from the origination of commercial and multifamily real estate mortgage loans and the servicing of such loans. The Company's revenue includes loan servicing fees, gains on sale of mortgage loans (including origination fees and related gains on originated servicing rights), interest income on loans prior to sale, placement fees (revenue earned relating to utilization of escrow funds) and other income. The addition of WMF Capital Corp. and WMF Carbon Mesa are expected to add securitization profits and funds management fees as sources of revenue. Through a 20% ownership interest in COMIT REIT, the Company also invests in structured real estate debt, providing the Company with another source of potential income.

             The Company's revenue is significantly influenced by the timing of origination, sale and securitization of mortgage loans and is sensitive to economic factors such as the general level of interest rates and demand for commercial and multifamily real estate. As a result, future revenues may fluctuate due to changes in these factors. The Company expects that as it completes acquisitions and expands into related businesses, the sources of revenues will change. Therefore, the Company's historical results may not be indicative of future periods.

             During the first six months of 1998, the Company originated approximately $1.7 billion in loans. As of June 30, 1998, $319 million in mortgage loans are held by the Company for securitization purposes. As the Company did not previously hold loans for securitization purposes the balance of loans held for sale and the corresponding borrowings have increased.

             The following table sets forth information derived from the Company's consolidated statements of operations for each of the periods presented:

                          Summary Financial Information
                              Results of Operations
                             (dollars in thousands)
                                   (unaudited)

                                                               Three months ended                       Six months ended
                                                                    June 30,                                 June 30,
                                                             1998               1997                  1998               1997
                                                          --------------------------               --------------------------
             Revenues:

             Servicing fees                                     $3,607               $2,905              $7,301             $5,631
             Gain on sale of mortgage  loans, net                7,101                3,510              12,334              5,917
             Interest income                                     4,328                1,178               5,484              2,111
             Placement fee income                                2,076                1,187               4,137              2,312
             Other income                                        1,216                  320               2,360                569
                                                                ------                -----              ------             ------
                        Total Revenues                          18,328                9,100              31,616             16,540
                                                                ------                -----              ------             ------

             Expenses:

             Salaries and employee benefits                      7,614                4,097              13,885              7,654
             General and administrative                          3,963                1,516               7,036              2,788
             Occupancy                                             964                  510               1,802              1,038
             Provision for loan servicing losses                   273                  279                 527                453
             Warehouse interest expense                          2,841                  148               3,208                275
             Non-operating interest expense                        439                  202                 650                328
             Amortization of servicing rights                    1,429                1,126               2,503              2,208
             Depreciation and amortization                         680                  406               1,301                739
                                                                ------                -----              ------             ------
                        Total Expenses                          18,203                8,284              30,912             15,483
                                                                ------                -----              ------             ------

             Income before income tax expense                      125                  816                 704              1,057
             Income tax expense                                     61                  432                 359                606
                                                                    --                  ---                 ---                ---

             Net income                                            $64                 $384                $345               $451
                                                                   ===                 ====                ====               ====

             EBITDA                                             $2,673               $2,550              $5,158             $4,332
                                                                ======               ======              ======             ======

  THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE AND SIX MONTHS
                              ENDED JUNE 30, 1997

             Net income was $64 thousand and $384 thousand for the three months ended June 30, 1998 and 1997, respectively, and $345 thousand and $451 thousand for the six months ended June 30, 1998 and 1997, respectively. The decline in net income is due primarily to increases in salaries and general and administrative expenses principally resulting from start-up, integration and support costs related to the formation of WMF Capital Corp. and recent acquisitions. The increase in expenses were partially offset by an increase in gain on loan sales as the result of the Company funding loans totaling $831 and $366 million during the three months ended June 30, 1998 and 1997, respectively, and $1,426 and $630 million during the six months ended June 30, 1998 and 1997, respectively. Loan fundings exclude loan originations by WMF Capital Corp of $15 and $314 million, respectively, during the three and six months ended June 30, 1998. These originations will be recognized in subsequent periods upon sale to third-parties through a securitization. Higher servicing fee and placement fee income also contributed to partially offset the increase in expenses as the Company's servicing portfolio balance ended the quarter at $11.5 billion, up $4.0 billion from the prior year.

             The Company's earnings before non-operating interest expense, income taxes, depreciation and amortization ("EBITDA") for the three months ended June 30, 1998 was $2.67 million compared with $2.55 million for the same period of 1997, an increase of $0.12 million or 4.7%. EBITDA for the six months ended June 30, 1998 was $5.16 million compared to $4.33 million for the same period of 1997, an increase of $0.83 million or 19.1%. The increase in EBITDA for the three and six months ended June 30, 1998 as compared to the same period for 1997 is due primarily to growth in revenues as a result of gain on loan sales resulting from the Company funding loans totaling $1,426 million during the first half of 1998, compared to $630 million during the same period in 1997. Higher servicing fee and placement fee income also contributed to the EBITDA increase as the Company's servicing portfolio balance ended the quarter at $11.5 billion, up $4.0 billion from the prior year. These increases in revenues were partially offset by increases in salaries and general and administrative expenses primarily resulting from start-up, integration and support costs related to the formation of WMF Capital Corp. and recent acquisitions.

             EBITDA is widely used in the industry as a measure of a company's operating performance, but should not be considered as an alternative either (i) to income from continuing operations (determined in accordance with generally accepted accounting principles) as a measure of profitability or (ii) to cash flows from operating activities (determined in accordance with generally accepted accounting principles). EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that are available for discretionary uses.

             Servicing fees were $3.6 million for the three months ended June 30, 1998, an increase of $0.7 million or 24.1% from $2.9 million for the three months ended June 30, 1997 and $7.3 million for the six months ended June 30, 1998, an increase of $1.7 million or 30.4% from $5.6 million for the six months ended June 30, 1997. Revenue related to mortgage servicing is based upon the unpaid principal balance of loans serviced. The increase in servicing fees for the three and six months ended June 30, 1998 is a result of the principal balance of the Company's servicing portfolio increasing to $11.5 billion as of June 30, 1998 from $7.5 billion as of June 30, 1997. The percentage increase in servicing fee revenue is less than the percentage increase in the servicing portfolio because the servicing fee on the added servicing, primarily that received from insurance companies, is lower than the Company's historical average servicing rate.

             Gain on sale of mortgage loans was $7.1 million for the three months ended June 30, 1998, an increase of $3.6 million or 102.8% from $3.5 million for the three months ended June 30, 1997 and $12.3 million for six months ended June 30, 1998, an increase of $6.4 million or 108.4% from $5.9 million for the six months ended June 30, 1997. For the three and six months ended June 30, 1998, the Company sold $831 million and $1,426 million mortgage loans, respectively, as compared to $366 million and $630 million for the three and six months ended June 30, 1997, respectively. The increase in gain on sale of mortgage loans primarily results from an increase in cash loan origination fees and includes the gain on recognizing originated mortgage servicing rights in the amount of $0.7 million related to the Company's origination of conduit mortgage loans, and includes an increase in gain on recognizing originated mortgage servicing rights on FHA insured loans of $1.9 million.

             Interest income was $4.3 million for the three months ended June 30, 1998, an increase of $3.1 million or 258.3% from $1.2 million for the three months June 30, 1997 and $5.5 million for the six months ended June 30, 1998, an increase of $3.4 million or 161.9% from $2.1 million for the six months ended June 30, 1997. This increase was due to the increase in loan originations and the increased balance of loans held for securitization purposes during the three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997.

             Placement fee income was $2.1 million for the three months ended June 30, 1998, an increase of $0.9 million or 75.0% from $1.2 million for the three months ended June 30, 1997 and $4.1 million for the six months ended June 30, 1998, an increase of $1.8 million or 78.3% from $2.3 million for the six months ended June 30, 1997. This increase was the result of an increase in the average investor escrow balances held by the Company.

             Other income was $1.2 million for the three months ended June 30, 1998, an increase of $0.9 million or 300.0% from $0.3 million for the three months ended June 30, 1997 and $2.4 million for the six months ended June 30, 1998, an increase of $1.8 million or 300% from $0.6 million for the six months ended June 30, 1997. The increase was the result of increased prepayment penalties, termination fees and loan management fees.

             The Company's total expenses consist of salaries and benefits (including commissions), other general and administrative expenses, provision for loan servicing losses, operating interest expense, amortization of mortgage servicing rights, and other depreciation and amortization.

             Salaries and benefits, the largest category of costs for the Company, increase with loan production due primarily to the payment of commissions on loan originations. Salaries and benefits increased $3.5 million, or 85.4%, from $4.1 million for the three months ended June 30, 1997 to $7.6 million for the three months ended June 30, 1998 and $6.2 million or 80.5%, from $7.7 million for the six months ended June 30, 1997 to $13.9 million for the six months ended June 30, 1998. This increase is due primarily to increased originations, the acquisitions of WMF Askew, WMF Robert C. Wilson, WMF New York Urban and WMF Carbon Mesa (the "Acquisitions"), and the formation of WMF Capital Corp. These factors, combined with the Company's expansion into non-multifamily commercial lending, contributed to the increase in the Company's number of employees from 223 as of June 30, 1997 to 402 as of June 30, 1998.

             General and administrative expenses consist of professional fees, travel, management information, occupancy, telephone and equipment rental, and other expenses. General and administrative expenses were $4.0 million for the three months ended June 30, 1998, an increase of $2.5 million or 166.7% from $1.5 million for the three months ended June 30, 1997 and $7.0 million for the six months ended June 30, 1998, an increase of $4.2 million or 150.0% from $2.8 million for the six months ended June 30, 1997. The increase is a result of integration and start-up costs associated with Acquisitions and WMF Capital Corp.

             The Company's provision for loan servicing losses remained stable at $0.3 million for the three months ended June 30, 1998 and 1997 and $0.5 for the six months ended June 30, 1998 and 1997, respectively. The provision for losses is the result of management's determination, as part of its ongoing assessment of the Company's exposure related to its Fannie Mae DUS portfolio. The Company's principal balance of Fannie Mae DUS loans in the servicing portfolio was $1,153 million and $815 million as of June 30, 1998 and 1997, respectively.

             Warehouse interest expense was $2.8 million for the three months ended June 30, 1998, an increase of $2.7 million from $0.1 million for the three months ended June 30, 1997 and $3.2 million for the six months ended June 30, 1998, an increase of $2.9 million from $0.3 million for the three months ended June 30, 1997. This increase was primarily due to the increase in WMF Capital Corp's loans held for securitization.

             Non-operating interest expense was $0.4 million for the three months ended June 30, 1998, an increase of $0.2 million or 100.0% from $0.2 million for the three months ended June 30, 1997. For the six months ended June 30, 1998 non-operating interest expense was $0.7 million, an increase of $0.4 million from $0.3 million for the six months ended June 30, 1997. This increase was due to increased borrowings related to the capitalization of WMF Capital Corp. and recent Acquisitions.

             Depreciation and amortization was $2.1 million for the three months ended June 30, 1998, an increase of $0.6 million or 40.0% from $1.5 million for the three months ended June 30, 1997 and the depreciation and amortization expense of $3.8 million for the six months ended June 30, 1998 increased by $0.9 million or 31.0% from $2.9 million for the six months ended June 30, 1997. This increase was due primarily to the amortization related to the goodwill recognized as a result of the Acquisitions.

             The Company's effective tax rate is approximately 51%. The difference between the effective income tax rate and the Federal and State income tax rates is due primarily to the amortization of goodwill, a portion of which is not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

             The Company's principal financing needs are the financing of loan origination activities, the pursuit of new company acquisitions and the purchase of servicing rights. To meet these needs, the Company currently utilizes warehouse lines of credit, a secured line of credit and a revolving credit facility. Due to increases in conduit originations, Merrill Lynch Mortgage Capital Inc. has committed to expand its warehouse line of credit from $500 million to $1 billion. As a part of this commitment, Merrill Lynch Mortgage Capital, Inc. will temporarily increase the warehouse line of credit by an additional $300 million until September 30, 1998.

             The Company's debt agreements require the maintenance of certain financial ratios relating to liquidity, leverage, working capital, and net worth among other restrictions, all of which were met at June 30, 1998.

             In connection with its Fannie Mae Delegated Underwriting and Servicing (DUS) program, the Company is required to establish a letter of credit to meet the program's requirements.

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

             The Company also originates mortgage loans that are held for securitization. During the holding period the Company enters into hedging arrangements to mitigate the impact of adverse changes in interest rates. Significant fluctuations in interest rates and credit spreads could impact the effectiveness of the hedging arrangements and consequently could have a material adverse effect on the Company's future operating results and liquidity. Additionally, the hedging arrangements do not mitigate the Company's exposure to credit risk during the holding period, and thus fluctuations in the value of the underlying properties could have a material adverse effect on the Company's operating results and liquidity.

Cashflows

             Operating Activities: In the six months ended June 30, 1998, the Company's operating activities used cash of approximately $306 million primarily to increase its mortgage loans held for securitization purposes. These are viewed as short-term assets and are generally financed with short-term borrowings as discussed under "Financing Activities".

             Investing Activities: The primary investing activity for which cash was used during the six months ended June 30, 1998 was the acquisition of WMF Carbon Mesa and the lending activities of WMF Capital Corp.

             Financing Activities: Net cash provided by financing activities amounted to $320 million for the six months ended June 30, 1998. The increase primarily reflects increased borrowings used to capitalize WMF Capital Corp. as well as to finance the increase in mortgage loans held for securitization as discussed under "Operating Activities".

             The Company believes it will need additional capital resources to meet its operating needs and believes it will have access to such capital through additional financing arrangements.

YEAR 2000 COMPLIANCE

             The Company has developed a plan to deal with the Year 2000 problem and has begun converting its computer systems to a Year 2000 compliant system. The plan provides for the conversion efforts to be completed before December 31, 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company currently uses vendor-supported software, which is being adjusted to be Year 2000 compliant. Other costs of becoming compliant will be funded through operating cash flows. Such costs are not currently expected to be material to the Company's financial condition or results from operations

                                    PART II.

OTHER INFORMATION

Item 1:  Legal Proceedings

         The Company is involved in litigation related to the normal course of its business. Management is of the opinion that the litigation will not have a material adverse impact on the Company's financial position or operating results
Item 2: Changes in Securities.

         None

Item 3:  Defaults upon Senior Securities.

         None

Item 4:  Submission of Matter to a Vote of Security Holders.

         (a) The Company held its Annual Meeting of Stockholders on Tuesday, June 16, 1998 at 10.00 a.m.
         (b) All the existing directors were nominated for re-election. All the nominated directors were elected at the annual meeting. The directors elected were as follows: J. Roderick Heller III, Shekar Narasimhan, Mohammed A. Al-Tuwaijri, Michael R. Eisenson, Tim R. Palmer, John D. Reilly and Herbert S. Winokur, Jr.
         (c) Besides the election of directors, there were two other matters that were voted upon at the annual meeting. The first matter was to approve the Employee Stock Purchase Plan. The vote count was as follows:

                                Against/                                        Broker
                For             Withheld                Abstentions             Non-votes
                ---             --------                -----------             ---------
                4,183,005       2,914                   2,667                   697,842


         The second mattere was ratification of the selection of KPMG Peat Marwick LLP as the Company's independent public accountants. The vote count was as follows:

                                Against/                                        Broker
                For             Withheld                Abstentions             Non-votes
                ---             --------                -----------             ---------
                4,883,764       1,401                   1,273                      -

         The following is the tabulation with respect to each nominee:

                                                        Total Vote              Total Vote Withheld
                                                        Each Director           Each Director
                                                        -------------           -------------
         J. Roderick Heller III                         4,877,290                9,148
         Shekar Narasimhan                              4,877,290                9,148
         Mohammed A. Al-Tuwaijri                        4,735,929               150,509
         Michael R. Eisenson                            4,877,290                9,148
         Tim R. Palmer                                  4,877,290                9,148
         John D. Reilly                                 4,877,290                9,148
         Herbert S. Winokur, Jr.                        4,877,290                9,148

Item 5:  Other Information.

         None

Item 6:  Exhibits and Reports on Form 8-K.

         (a) Exhibits

                3.1        Restated Certificate of Incorporation of  The WMF Group, Ltd. (the "Company") (1)
                3.2        Amendment to the Company's Restated Certificate of Incorporation (2)
                3.3        Amended and restated by-laws of The WMF Group, Ltd. (5)
               10.1        Mortgage Selling and Servicing Contract between Fannie Mae and the
                           Company, dated December 21, 1990. (1)
               10.2        Delegated Underwriting and Servicing Addendum to Mortgage Selling and Servicing
                           Contract between Fannie Mae and the Company, dated as of March 1, 1994. (1)
               10.3        Delegated Underwriting and Servicing Master Loss Sharing Agreement between Fannie
                           Mae and the Company, dated as of March 1, 1994. (1)
               10.4        Delegated Underwriting and Servicing Reserve Agreement among Fannie Mae, State
                           Street Bank and Trust Company and the Company, dated as of June 4, 1996. (1)
               10.5        Term Loan Promissory Note between the Company, WMF/Huntoon, Paige Associates
                           Limited and Residential Funding Corporation, dated June 14, 1996. (1)
               10.6        Servicing Facility Promissory Note between the Company, WMF/Huntoon, Paige
                           Associates Limited and Residential Funding Corporation, dated June 14, 1996. (1)
               10.7        Letter Agreement dated October 25, 1996 between Washington Mortgage Financing
                           Group and Michael D. Ketcham. (1)
               10.8        Key Employee Incentive Plan. (2)
               10.9        Key Employee Incentive Award Agreement. (2)
               10.10       Key Employee Deferral Compensation Plan. (2)
               10.11       Employee Stock Purchase Plan. (2)
               10.12       Stock Purchase Agreement dated as of October 31, 1997 between Washington
                           Mortgage Financial Group, Ltd. and The Robert C. Wilson Company (3)
               10.13       Asset Purchase Agreement dated as of December 16, 1997 between Washington Mortgage
                           Financial Group, Ltd. and NY Urban West Inc. (4)
               10.14       Master Repurchase Agreement dated as of March 5, 1998 between WMF Capital Corp. and
                           Merrill Lynch Mortgage Capital Inc. * (portions have been omitted pursuant to a request for confidentiality treatment)
                 11        Statement re computation of per share earnings *
                 21        Subsidiaries of the registrant (4)
                 27        Financial data schedule  *

         (b) Report on Form 8-K.

                 None

-------------------------

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

(4) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1997 filed on March 31, 1998.

(5) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1998 filed on May 15, 1998.

  *  Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         THE WMF GROUP, LTD.
     Date: August 14, 1998               By: /s/ Shekar Narasimhan
                                             ---------------------
                                                  Shekar Narasimhan
                                                  Director, President and Chief
                                                  Executive Officer

     Date:  August 14, 1998              By: /s/ Michael D. Ketcham
                                             ------------------------
                                                  Michael D. Ketcham
                                                  Executive Vice President, Chief Financial
                                                  Officer and Treasurer (Principal Financial Officer)