Form 10-Q
period 1998-09-30
WMF GROUP LTD
filed 1998-11-17
CIK 1039206

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                    For the period ended: September 30, 1998
                                          ------------------

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


Common Stock, $.01 par value, outstanding as of November 16, 1998


                       5,272,592 Shares of Common Stock

                               The WMF GROUP, LTD.


                                    FORM 10-Q

                                      INDEX






Part I     Financial  Information

Item 1.    Financial  Statements.

           Consolidated Balance Sheets
             As of September 30, 1998 (unaudited)  and December 31, 1997                      1

           Consolidated Statements of Operations for the
             Three Months Ended September 30, 1998 and 1997 (unaudited),
             Nine Months Ended September 30, 1998 and 1997 (unaudited)                        2

           Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 1998 and 1997 (unaudited )                       3


           Notes to Unaudited Consolidated Financial Statements                               4

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                              6


Part II.   Other Information


Item 1     None                                                                               14

Item 2     Changes in Securities                                                              14

Item 3 - 5 None                                                                               14

Item 6     Exhibits and Reports on Form 8-K                                                   14

Signatures                                                                                    16

PART I

ITEM 1.  FINANCIAL STATEMENTS

                            The WMF GROUP, LTD.
                        Consolidated Balance Sheets
                     (in thousands, except share data)

                                                                        As of                      As of
                                                                September 30,               December 31,
                                                                         1998                       1997
                                                                         ----                       ----
                                                                  (Unaudited)
                                 ASSETS

Cash                                                                  $11,483                    $10,786
Restricted cash equivalents                                             1,672                      1,576
Mortgage-backed securities, at amortized cost, pledged                  3,820                      3,851
Mortgage loans held for sale, pledged                                 306,153                     49,431
Due from broker                                                       296,611                          -
Principal, interest and other servicing advances                        2,393                      2,631
Furniture, equipment and leasehold improvements, net                    4,574                      2,299
Servicing rights, net                                                  28,147                     26,796
Goodwill, net                                                          22,080                     18,465
Deferred tax assets, net                                               15,270                          -
Other assets                                                            6,633                      3,496

                                                                      -------                    -------
               Total assets                                          $698,836                   $119,331
                                                                     ========                   ========



                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Accounts payable and accrued expenses                                  $8,020                     $5,730
Subordinated Note                                                      19,636                          -
Warehouse lines of credit                                             293,171                     48,743
Securities sold but not yet purchased                                 309,667                          -
Servicing acquisition line of credit                                    4,712                      5,462
Revolving credit facility                                              36,883                      5,699
Deferred fees                                                           6,854                      3,600
Deferred tax liability, net                                                 -                      3,274
Accrued loan servicing losses                                           5,938                      5,125
Other liabilities                                                       4,289                      2,873

                                                                        -----                      -----
               Total liabilities                                      689,170                     80,506
                                                                      -------                     ------

Stockholders' equity:

    Common stock, $.01 par value, 25,000,000
      shares authorized; 5,270,796 and 5,042,723 issued and
      outstanding, respectively                                            53                         50
    Additional paid-in capital                                         39,943                     35,178
    Retained earnings (deficit)                                      (30,330)                      3,597
                                                                     --------                      -----
               Total stockholders' equity                               9,666                     38,825
                                                                        -----                     ------

                                                                      -------                    -------
               Total liabilities and stockholders' equity            $698,836                   $119,331
                                                                     ========                   ========

        The accompanying notes are an integral part of these consolidated financial statements.

                           THE WMF GROUP, LTD.
                  Consolidated Statements of Operations
                      (in thousands, except share data)
                               (unaudited)

                                                           Three Months Ended             Nine Months Ended
                                                              September 30,                  September 30,
                                                              -------------                  -------------
                                                           1998          1997             1998         1997
                                                           ----          ----             ----         ----


Revenues:

Servicing fees                                            $3,685         $3,074         $10,986        $8,705
Structuring fees                                             851              -             851             -
Gain (loss) on sale of mortgage loans, net               (3,593)          6,255           8,741        12,172
Gain on sale of servicing                                  3,523            297           3,523           297
Interest income                                           10,502          1,542          15,986         3,653
Placement fee income                                       2,546          1,556           6,683         3,868
Other income                                               1,672            233           4,032           802
                                                           -----         ------           -----           ---
      Total Revenues                                      19,186         12,957          50,802        29,497
                                                          ------         ------          ------        ------

Expenses:

Salaries and employee benefits                            11,248          5,471          25,133        13,125
General and administrative                                 3,723          2,398          10,759         5,186
Occupancy                                                  1,359            501           3,161         1,539
Provision for loan servicing losses                          286             27             813           480
Realized loss on treasury short sales                     30,660              -          30,610             -
Unrealized losses on treasury short sales                  5,648              -          13,056             -
Interest expense                                           8,895            686          12,753         1,289
Amortization of servicing rights                           1,273          1,145           3,776         3,354
Depreciation and amortization                                752            442           2,053         1,180
                                                             ---            ---           -----         -----
      Total Expenses                                      63,844         10,670         102,114        26,153
                                                          ------         ------         -------        ------

Income (loss) before income tax expense                 (44,658)          2,287        (51,312)         3,344
Income tax expense (benefit)                            (15,056)          1,014        (17,385)         1,620
                                                        --------          -----        --------         -----

Net income (Loss)                                      $(29,602)         $1,273       $(33,927)        $1,724
                                                       =========         ======       =========        ======

Net income (loss) per share - Basic                    $  (5.62)         $ 0.30       $  (6.53)        $ 0.41
                                                       =========         ======       =========        ======

Net income (loss) per share - Diluted                  $  (5.62)         $ 0.30       $  (6.53)        $ 0.41
                                                       =========         ======       =========        ======

Weighted average shares outstanding                        5,270          4,217           5,199         4,217
                                                       =========         ======       =========        ======

        The accompanying notes are an integral part of these consolidated financial statements.

                              THE WMF GROUP, LTD.
                     Consolidated Statements Of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                              Nine Months Ended        Nine Months Ended
                                                                             September 30,  1998      September 30,  1997
                                                                             -------------------      -------------------
Cash flows from operating activities:
Net income (loss)                                                                        $(33,927)                 $1,724
Adjustments to reconcile net income (loss) to net cash
    Provided by (used in) operating activities:
        Depreciation and amortization of furniture, equipment
                  and leasehold improvements                                                   822                    433
        Amortization of mortgage servicing rights                                            3,776                  3,354
        Amortization of goodwill                                                             1,230                    747
        Gain on sale of mortgage servicing rights                                          (3,523)                  (297)
        Provision for loan servicing losses                                                    813                    476
        Mortgage loans originated                                                      (2,827,535)              (926,137)
        Mortgage loans sold                                                              2,570,813                930,750
        Decrease (increase) in principal, interest and other servicing                         238                  (707)
                  advances
        Increase in due to affiliates                                                            -                  5,327
        Increase in deferred tax asset, net                                               (15,270)                      -
        Decrease in deferred tax liability, net                                            (3,274)                   (40)
        Increase in due from investors                                                           -                (2,332)
        Increase in restricted cash equivalents                                               (96)                  (285)
        Increase in other assets                                                           (3,106)                  (638)
        Increase (decrease) in accounts payable and accrued expenses                         2,290                  4,040
        Increase in deferred fees                                                            3,254                  1,031
        Increase (decrease) in other liabilities                                             1,416                (1,348)
                                                                                             -----                -------
        Net cash provided by (used in) operating activities                              (302,079)                 16,098
                                                                                         ---------                 ------

Cash flows from investing activities:
        Purchase of furniture, equipment and leasehold improvements                        (3,097)                  (620)
        Purchase of mortgage servicing rights                                              (1,367)                (2,379)
        Increase in due from broker                                                      (296,611)                      -
        Increase in securities sold but not yet purchased                                  309,667                      -
        Purchase of ACR production system and pipeline                                           -                (4,978)
        Proceeds from sale of mortgage servicing rights                                      3,523                    928
        Assets acquired and liabilities assumed, net of cash                               (4,845)                      -
        Origination of servicing rights                                                    (3,760)                (1,666)
                                                                                           -------                -------
        Net cash provided by (used in) investing activities                                  3,510                (8,715)
                                                                                             -----                -------

Cash flows from financing activities:
        Repayment of  servicing acquisition line of credit                                   (750)                  (500)
        Issuance of warrants, net                                                            (364)                      -
        Proceeds from issuance of subordinated debt                                         20,000                      -
        Increase in revolving credit facility, net                                          31,184                      -
        Proceeds from stock issuance                                                         4,768                      -
        Increase (decrease) in warehouse lines of credit, net                              244,428                (5,050)
                                                                                           -------                -------
        Net cash  provided by (used in)  financing activities                              299,266                (5,550)
                                                                                           -------                -------
        Net increase in cash                                                                   697                  1,833
Cash at beginning of period                                                                 10,786                  6,601
                                                                                            ------                  -----
Cash at end of period                                                                      $11,483                 $8,434
                                                                                           =======                 ======
Supplemental disclosures:
   Cash paid during the period for interest                                                 10,780                   $427
   Cash paid during the period for income taxes                                             $1,002                      -

        The accompanying notes are an integral part of these consolidated financial statements.

                               THE WMF GROUP, LTD.
              Notes to unaudited consolidated financial statements
                  (dollar in thousands, except per share data)

1.  ORGANIZATION:

      The WMF Group, Ltd. (the "Company") is one of the largest independent commercial mortgage bankers in the United States as measured by servicing portfolio size based on the 1997 survey published by the Mortgage Bankers Association of America ("MBA"), is the largest originator of Federal National Mortgage Association ("Fannie Mae") multifamily loans based on statistics provided by Fannie Mae, and is the largest originator of Federal Housing Authority ("FHA") insured multifamily and healthcare loans based on statistics provided by the Department of Housing and Urban Development ("HUD"). The Company originates, underwrites, structures, places, sells and services multifamily and commercial real estate loans. With the formation of WMF Capital Corp. ("Capital Corp.") and the acquisition of WMF Carbon Mesa Advisors, Inc. ("Carbon Mesa") in the first quarter of 1998, the Company operates a commercial mortgage conduit, manages commercial mortgage investment funds and provides special asset management services. Through its relationships with Government Sponsored Enterprises ("GSEs"), investment banks, life insurance companies, commercial banks and other investors, the Company provides and arranges financing to owners of multifamily and commercial real estate on a nationwide basis using both a retail and wholesale network. The Company generates revenues through origination fees, servicing fees, management fees, structuring fees, net interest income on loans held for sale and placement fees. While the Company does not plan to hold loans for sale without a pre-arranged take-out commitment from third-party mortgage investors, Capital Corp. may provide securitization trading profits in the future.

      The Company is a Delaware corporation formed in October 1992. The Company has three direct wholly owned subsidiaries: WMF Washington Mortgage Corp. ("Washington Mortgage") (previously known as Washington Mortgage Financial Group, Ltd.), WMF Capital Corp., and WMF Carbon Mesa Advisors, Inc. which are incorporated under the laws of Delaware. WMF Washington Mortgage's wholly owned subsidiaries are WMF Huntoon, Paige Associates Limited ("WMF Huntoon Paige"), WMF Proctor Ltd. ("WMF Proctor"), and WMF Robert C. Wilson Ltd. ("WMF Robert C. Wilson"), which are incorporated under the laws of the states of Delaware, Michigan and Texas, respectively.

2.  BASIS OF PRESENTATION:

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation. The consolidated financial statements of operations included herein reflect the impact of the Company's previously announced intention to revise its previously reported results of operations for the six months ended June 30, 1998.

      The condensed consolidated financial statements of the Company at September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 included herein are unaudited and include all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows of the Company as of and for the periods presented. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results that may be expected for the full year.

      Beginning with the quarter ended September 30, 1998, the Company elected to use segment reporting in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") as described in SFAS No. 131. See footnote number five for a description of SFAS No. 131.

3.  BALANCE SHEET CLASSIFICATION:

      The Company prepares its consolidated balance sheet using an unclassified balance sheet presentation as is customary in the mortgage banking industry. A classified presentation would have aggregated current assets, current liabilities, and net working capital as follows:

                                 As of September 30, 1998    As of December 31, 1997
                                 ------------------------    -----------------------

       Current assets                          $623,273                      $66,344
       Current liabilities                      679,829                       67,645
                                                -------                       ------
       Net working  deficit                   ($56,556)                     ($1,301)
                                              =========                     ========

4. DEBT FACILITIES:

      On September 4, 1998, the Company issued $20.0 million of subordinated debt to Commercial Mortgage Investment Trust, Inc. ("COMIT"), a commercial mortgage REIT of which the company owns approximately 20%. From this borrowing, the Company used $10.0 million to repay a portion of the credit line with another lender, which could be repaid at any time. The balance of $10.0 million was used for working capital purposes. The subordinated debt is subordinate in right of payment to certain of the Company's senior indebtedness, is unsecured and bears interest at a rate of 11% through January 31, 1999 and 15% from February 1, 1999 through the maturity date of May 31, 1999. Interest is payable on January 29, 1999, at maturity and upon repayment of principal. In connection with the COMIT subordinated debt agreement, the Company also issued COMIT warrants to purchase 1.2 million shares of the Company's common stock at an exercise price of $11.25 per share. The warrants are exercisable at any time between October 20, 1998 and September 4, 2003. Before September 4, 1999, the Company may repurchase up to 75% of the shares issuable upon exercise of the warrants, at a purchase price of $11.25 per share. The subordinated debt is reflected on the accompanying balance sheet net of the unamortized value ascribed to the warrants. Such value amounted to $364,000 as of September 30, 1998.

      The Company's debt agreements require the maintenance of certain financial ratios relating to liquidity, leverage, working capital and net worth, among other restrictions. On September 30, 1998 the Company was in default of debt covenants due to transactions with affiliates and debt service coverage. The Company is currently receiving month-to-month forbearance, the most recent of which matures on December 14, 1998. The Company has taken certain measures to cure the default under its credit lines however, if the Company is unable to cure the covenant defaults, the lender may accelerate repayment of the debt. Pursuant to the forbearance the Company's lenders, under existing lines of credit for the Company's Fannie Mae and FHA products, have reaffirmed the availability of the warehouse credit.

5. RECENT ACCOUNTING PRONOUNCEMENTS:

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997, but need not be applied to interim financial statements in the initial year of application. The Company has adopted the provisions of this statement as of and for the period ended September 30, 1998.

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposures. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier adoption is permitted. The Company has not yet determined the impact, if any, of this statement, including its provisions for the potential reclassifications of investment securities, on earnings, financial condition or equity.

6.  LITIGATION:

      The Company is involved in litigation related to the normal course of its business. Management is of the opinion that the litigation will not have a material adverse impact on the Company's financial position or operating results.

7.  INCOME TAXES:

      During the nine months ended September 30, 1998, the Company incurred substantial losses resulting from the extraordinary volatility in commercial mortgage-backed security spreads and interest rates on U.S. Treasury securities. The losses were incurred in Capital Corp., a subsidiary formed in 1998. The Company has taken steps to minimize future losses. The Company has concluded, that it is more likely than not, that it will have sufficient taxable income, either through continuing operations or asset dispositions, to realize the tax benefit of the losses over the carryforward period of 20 years and accordingly no valuation allowance has been recorded. The Company's mortgage banking operations have continued to be profitable.

8.  COMMITMENTS:

      The Company enters into commitments to extend credit to borrowers in the normal course of business. In the event there are significant fluctuations in interest rates and spreads, the value of the commitments could have a material adverse effect on the Company's future operating results and consequently the Company's ability to honor the commitments. Capital Corp. is currently in discussions regarding an unfunded loan commitment. Capital Corp. may incur losses, which may be material, involving the resolution of this and other loan origination obligations.

9.  SUBSEQUENT EVENTS:

      On October 21, 1998 the Company announced the implementation of a broad expense reduction program, including a reduction of approximately 15% of the Company's workforce, and the decrease of general and administrative expenses throughout the Company. The Company expects that the charges related to the expense reduction program will be approximately $750,000 and will be incurred during the fourth quarter of 1998.

      On November 5, 1998, Capital Corp. sold multifamily and commercial mortgage loans with an aggregate outstanding principal balance of approximately $227 million to Merrill Lynch Mortgage Capital, Inc. The Company closed the related short sale transactions. The Company does not currently anticipate a loss on this transaction. As of November 5, 1998, Capital Corp. had multifamily and commercial loans with an aggregate outstanding principal balance of approximately $52 million available for sale. Capital Corp. is currently in discussions to sell the remaining loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      All statements contained herein that are not historical facts, including but not limited to statements regarding anticipated future capital requirements, the Company's future acquisition and development plans, the Company's future cost reduction and recapitalization plans, the Company's ability to obtain additional debt, equity or other financing, and the Company's ability to generate cash from operations and further savings from existing operations, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from those projected, estimated, assumed or anticipated. Among the factors that could cause actual results to differ are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as changes in fees earned from originating and servicing multifamily and commercial mortgage loans, the introduction of new competitors, future acquisitions and strategic partnerships; general business and economic conditions; and the other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. Readers should not place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995.

OVERVIEW

      Over the past several years, the Company has experienced significant growth in its revenues, annual production volume and servicing portfolio. During the third quarter of 1998, however, the Company experienced significant losses resulting from the extraordinary volatility in commercial mortgage-backed security spreads and interest rates on U.S. Treasury securities. In response to these losses, the Company is taking a number of actions to improve its financial position, including changes in its securitization strategy, a cost reduction program and recapitalization plans. On a going-forward basis, to the extent that the company is successful in these initiatives, the Company will reduce operating expenses and decrease loans held for sale and accompanying warehouse balances. Additionally, the Company will no longer need to enter into short sale transactions.

      The Company analyzes its operations through three business segments: mortgage banking, capital markets and advisory services. The mortgage banking business segment consists of corporate administrative expenses and the activities of WMF Washington Mortgage and its subsidiaries: WMF Proctor, WMF Huntoon Paige and WMF Robert C. Wilson (the "Acquisitions"). The capital markets business segment consists of Capital Corp., and the advisory services segment consists of Carbon Mesa.

RESULTS OF OPERATIONS - SUMMARY

      The Company's primary business activities are commercial and multifamily loan servicing, loan origination and sales of the loans to investors in the secondary market. With the formation of Capital Corp. and Carbon Mesa, the Company operates a commercial mortgage conduit, manages commercial mortgage investment funds, and provides special asset management services. Revenues from mortgage banking activities are earned from the origination of commercial and multifamily real estate mortgage loans and the servicing of such loans. The Company's revenue includes loan servicing fees, gains on sale of mortgage loans (including origination fees and related gains on originated servicing rights), interest income on loans prior to sale, placement fees (revenue earned relating to utilization of escrow funds), fund management fees and other income. While the Company does not have any immediate plans to securitize the loans it originates, Capital Corp. may earn securitization trading profits in the future. Through an ownership interest in COMIT, the Company also invests in structured real estate debt.

      The Company's revenue is significantly influenced by the timing of originations and sales of mortgage loans and is sensitive to economic factors such as the general level of interest rates and demand for commercial and multifamily real estate. As a result, future revenues may fluctuate due to changes in these factors. Therefore, the Company's historical results may not be indicative of future periods.

      During the first nine months of 1998, the Company originated approximately $3.3 billion in multifamily and commercial real estate loans. This figure excludes $306 million of loans originated by the Company which have not yet been sold to third party investors.

The following table sets forth information derived from the Company's consolidated statements of operations and reconciles the summary segment financial information to the consolidated statements of operations for each of the periods presented:

  Segment Financial Information to and Reconciliation Consolidated Statement
                           Statements of Operations
                            (dollars in thousands)
                                 (unaudited)


                                                                 Three Months      Three Months    Nine Months Ended  Nine Months
                                                                    Ended             Ended                              Ended
                                                                   9/30/98           9/30/97           9/30/98          9/30/97
                                                               ------------------------------------------------------------------
Revenue
Mortgage Banking ***                                               $15,895           $12,957           $44,232            $29,497
Capital Markets                                                      2,223                 0             5,445                  0
Advisory Services                                                    1,068                 0             1,125                  0
                                                               ------------------------------------------------------------------
Total                                                               19,186            12,957            50,802             29,497
Consolidated Statement                                              19,186            12,957            50,802             29,497

Expenses
Mortgage Banking ***                                                13,970            10,435            39,405             25,590
Capital Markets                                                     48,041                 0            59,720                  0
Advisory Services                                                      981                 0             1,487                  0
Non-operating interest                                                 852               235             1,502                563
                                                               ------------------------------------------------------------------
Total                                                               63,844            10,670           102,114             26,153
Consolidated Statement                                              63,844            10,670           102,114             26,153

Pretax income (loss)                                              (44,658)             2,287          (51,312)              3,344

Provision (benefit) for taxes                                     (15,056)             1,014          (17,385)              1,620
                                                               ------------------------------------------------------------------
Net income (loss)                                                ($29,602)            $1,273         ($33,927)             $1,724
                                                               ==================================================================

Consolidated EBITDA                                              ($41,781)            $4,108         ($43,981)             $8,440
Mortgage Banking EBITDA ***                                          3,849             4,108            10,453              8,440
Capital Markets EBITDA                                            (45,762)                 0          (54,159)                  0
Advisory Services EBITDA                                               132                 0             (275)                  0

***  Mortgage Banking operations includes corporate administrative expenses.


The following table sets forth information derived from the Company's consolidated balance sheet for each of the periods presented and a reconciliation to the Company's consolidated balance sheet:

                                                                   September 30,          December 31,
                                                                           1998                   1997
                                                               ---------------------------------------
Assets
Mortgage Banking ***                                                    $113,615              $119,331
Capital Markets                                                          581,079                     0
Advisory Services                                                          4,142                     0
                                                               ---------------------------------------
Total                                                                    698,836               119,331
Consolidated Statement                                                  $698,836              $119,331
                                                               =======================================

***  Mortgage Banking operations includes corporate administrative expenses.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

      Net income (loss) was ($29.6) million for the three months ended September 30, 1998, a decrease of $30.9 million from $1.3 million for the same period in 1997. Net income (loss) was ($33.9) million for the nine months ended September 30, 1998, a decrease of $35.6 million from $1.7 million for the same period in 1997. The decline in net income is due primarily to short sale transaction losses of $36.3 million and a loss of $10.7 million on loan sales at Capital Corp. The losses were partially offset by higher gain on loan sales, servicing revenue and placement fee income in the mortgage banking segment. The pretax losses were further offset by a tax credit of $15.1 million and $17.4 million for the three and nine months September 30, 1998, respectively.

      The Company's earnings (losses) before non-operating interest expense, income taxes, depreciation and amortization (EBITDA) for the three months ended September 30, 1998 were ($41.8) million, a decrease of $45.9 million from $4.1 million for the same period in 1997. EBITDA for the nine months ended September 30, 1998 was ($44.0) million, a decrease of $52.4 million from $8.4 million for the same period in 1997. The decrease in EBITDA for the three and nine months ended September 30, 1998 as compared to the same period for 1997 is due primarily to Capital Corp.'s short sale transaction and loan losses discussed above. Higher servicing fee and placement fee income helped to offset the loss in EBITDA, as the Company's servicing portfolio balance at September 30, 1998 was $12.7 billion, up from $8.7 billion as of September 30, 1997.

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

      The Company's consolidated tax benefit for the three months ended September 30, 1998 was $15.1 million, an increase in benefit of $16.1 million from the tax expense of $1.0 million for the same period in 1997. The Company's consolidated tax benefit for the nine months ended September 30, 1998 was $17.4 million an increase in benefit of $19.0 million from a tax expense of $1.6 million for the same period in 1997. The tax provision change is the result of the Company recognizing a deferred tax asset related to the losses incurred during the three and nine months ended September 30, 1998. Differences between the effective income tax rate and the Federal and State income tax rates are due primarily to the amortization of goodwill, a portion of which is not deductible for income tax purposes. The Company has concluded, that it is more likely than not, that it will have sufficient taxable income, either through continuing operations or asset dispositions, to realize the tax benefit of $17.4 million.

Mortgage Banking Operations:

      Servicing fees earned in the mortgage banking segment were $3.7 million for the three months ended September 30, 1998, an increase of $0.6 million or 19% from $3.1 million for the same period in 1997. Servicing fees were $11.0 million for the nine months ended September 30, 1998, an increase of $2.3 million or 26% from $8.7 million for the same period in 1997. Revenue related to mortgage servicing is based upon the unpaid principal balance of loans serviced. The increase in servicing fees for the three and nine months ended September 30, 1998 is a result of the principal balance of mortgage banking's servicing portfolio increasing to $12.7 billion as of September 30, 1998, from $8.7 billion as of September 30, 1997, an increase of 46%. The percentage increase in servicing fee revenue is less than the percentage increase in the servicing portfolio because the servicing fee on the added servicing, which is primarily received from insurance companies, is lower than the Company's historical average servicing rate.

      Gain on sale of mortgage loans was $5.6 million for the three months ended September 30, 1998, a decrease of $0.1 million or 2% from $5.7 million for the same period in 1997. Gain on sale of mortgage loans was $15.3 million for nine months ended September 30, 1998, an increase of $4.8 million or 46% from $10.5 million for the same period in 1997. For the three and nine months ended September 30, 1998, the mortgage banking segment sold $1.1 billion and $2.6 billion mortgage loans, respectively, as compared to $1.0 billion and $1.7 billion for the three and nine months ended September 30, 1997, respectively. The decrease in gain on sale of mortgage loans primarily results from a $1.3 million loss related to an interest rate lock on a single loan sold during the third quarter. Gain on sale of mortgage loans includes the gain on recognizing originated mortgage servicing rights in the amount of $3.7 million for the nine months ended September 30, 1998.

      Interest income was $1.4 million for the three months ended September 30, 1998, a decrease of $0.1 million or 7% from $1.5 million for the same period in 1997. Interest income was $3.7 million for the nine months ended September 30, 1998 and 1997. The decrease for the quarter was due to decreases in mortgage interest rates on the loans held in warehouse.

      Placement fee income was $2.5 million for the three months ended September 30, 1998, an increase of $0.9 million or 56% from $1.6 million for the same period in 1997. Placement fee income was $6.7 million for the nine months ended September 30, 1998, an increase of $2.8 million or 72% from $3.9 million for the same period in 1997. This increase was the result of an increase in the average investor escrow balances held by the Company, from $272.8 million to $345.9 million for the nine months ended September 30, 1997 and 1998, respectively. The escrow balances are on deposit in escrow bank accounts and are not included in the Company's balance sheet.

      Other income (which includes prepayment penalties, termination fees and loan management fees) was $1.6 million for the three months ended September 30, 1998, an increase of $1.4 million or 700% from $0.2 million for the same period in 1997. Other income was $3.9 million for the nine months ended September 30, 1998, an increase of $3.1 million or 388% from $0.8 million for the same period in 1997. The increase was the result of increased prepayment penalties, termination fees and loan management fees.

      The mortgage banking segment's total expenses consist of salaries and benefits (including commissions), other general and administrative expenses, provision for loan servicing losses, operating interest expense, amortization of mortgage servicing rights, and other depreciation and amortization. Mortgage banking's expenses include corporate administrative expenses.

      Salaries and benefits, the largest category of costs for the segment, increased with loan production primarily due to the payment of commissions on loan originations. Salaries and benefits expense was $7.9 million for the three months ended September 30, 1998, an increase of $2.4 million, or 44%, from $5.5 million for the same period in 1997. Salaries and benefits expense was $20.7 million for the nine months ended September 30, 1998, an increase of $7.6 million or 58%, from $13.1 million for the same period in 1997. This increase is due primarily to increased originations and the Acquisitions. Salaries and benefits related to corporate administrative costs also increased due to the acquisition of Carbon Mesa, and the formation of Capital Corp. These factors, combined with mortgage banking's expansion into non-multifamily commercial lending, contributed to the increase in the number of mortgage banking and corporative administrative employees from 239 as of September 30, 1997 to 356 as of September 30, 1998.

      General and administrative expenses consist of professional fees, travel, management information, telephone and equipment rental, and other expenses. General and administrative expenses were $2.5 million for the three months ended September 30, 1998, an increase of $0.1 million or 4% from $2.4 million for the same period in 1997. General and administrative expenses were $8.6 million for the nine months ended September 30, 1998, an increase of $3.4 million or 65% from $5.2 million for the same period in 1997. The increase is a result of integration and start-up costs associated with the Acquisitions, Carbon Mesa and Capital Corp.

      Occupancy expense was $0.9 million for the three months ended September 30, 1998, an increase of $0.4 million or 80% from $0.5 million for the same period in 1997. Occupancy expense was $2.6 million for the nine months ended September 30, 1998, an increase of $1.1 million or 73% from $1.5 million, for the same period in 1997. This increase was due to employment increases and the opening of new offices in the fourth quarter of 1997 and first quarter of 1998.

      Mortgage banking's provision for loan servicing losses was $300,000 for the three months ended September 30, 1998, an increase of $273,000 or 1011% from $27,000 for the same period in 1997. Mortgage banking's provision for loss was $800,000 for the nine months ended September 30, 1998, an increase of $300,000 or 60% from $500,000 for the same period in 1997. The provision for losses is the result of management's ongoing assessment of the Company's exposure related to its Fannie Mae DUS portfolio. Mortgage banking's principal balance of Fannie Mae DUS loans in the servicing portfolio was $1.2 billion and $838 million as of September 30, 1998 and 1997, respectively. Although management considers the allowance appropriate and adequate to cover inherent loan servicing losses, management's judgment is based on a number of assumptions about future events which are believed to be reasonable but which may or may not prove valid. There can be no assurance that losses will not exceed the allowance, and future increases in the allowance may be required.

      Warehouse interest expense was $0.4 million for the three months ended September 30, 1998, a decrease of $0.1 million, or 20% from $0.5 million for the same period in 1997. Warehouse interest expense was $1.1 million for the nine months ended September 30, 1998, an increase of $0.4 million or 57% from $0.7 million for the same period in 1997.

The decrease for the quarter was primarily due to lower interest rates on the related borrowings.

      Non-operating interest expense was $0.8 million for the three months ended September 30, 1998, an increase of $0.6 million or 300% from $0.2 million for the same period in 1997. Non-operating interest expense was $1.5 million for the nine months ended September 30, 1998, an increase of $0.9 million or 150% from $0.6 million for the same period in 1997. This increase was due to increased borrowings related to the capitalization of Capital Corp. throughout 1998, the Acquisitions during the fourth quarter of 1997 and the purchase of Carbon Mesa in first quarter of 1998.

      Depreciation and amortization was $1.9 million for the three months ended September 30, 1998, an increase of $0.3 million or 17% from $1.6 million for the same period in 1997. Depreciation and amortization was $5.6 million for the nine months ended September 30, 1998 an increase of $0.9 million or 20% from $4.5 million for the same period in 1997. This increase was due primarily to the amortization related to the goodwill recognized as a result of the Acquisitions in the last quarter of 1997.

Capital Markets Segment:

       The capital markets segment of the Company, Capital Corp., was formed in February of 1998 to conduct the securitization conduit activities of the Company. During the quarter, capital markets experienced a loss of $10.7 million on the sale of loans with a principal balance of $691 million during the third quarter. This loss was partially offset by a gain from originated mortgage servicing rights of $105,200 and a gain from a sale of servicing rights of $3.5 million.

      Interest income earned on commercial mortgage loans held for sale was $9.2 million for the three months and $12.3 million for the nine months ended September 30, 1998. The increase in the third quarter was due to an increase in the average balance of loans held for sale. The capital markets segment originated $651 million in multifamily and commercial real estate loans during the third quarter.

      Salary and benefits expense was $2.6 million for the three months and $3.4 million for the nine months ended September 30, 1998, respectively. The increase during the third quarter primarily relates to an increase in the number of employees within the capital markets segment.

       Occupancy expense was $351,997 and $441,379 for the three and nine months ended September 30, 1998, respectively. The third quarter increase was due to the opening of two loan production offices.

      Interest expense was $7.6 million and $10.1 million for the three and nine months ended September 30, 1998, respectively. The third quarter increase is the result of increased borrowings to finance the acquisition of commercial mortgage loans.

       Realized and unrealized losses on short sales of U.S. Treasury Securities for the three and nine months ended September 30, 1998 were $36.3 million and $43.6 million, respectively. These losses are attributed to the Company's use of short sales of U.S. Treasury Securities to manage interest rate volatility. The increased losses during the third quarter are the result of interest rate declines in U.S. Treasury securities and changes in the global economy.

      Other general and administrative expense was $1.0 million and $2.0 million for the three and nine months ended September 30, 1998, respectively. The third quarter increase is primarily due to the increase in the number of loan production offices in the third quarter.

Advisory Services Segment:

      The advisory services segment of the Company, Carbon Mesa, began operations during the second quarter of 1998. Revenue within the advisory services segment of the Company consists of origination fee income and management fees. Origination fee income includes structuring fees and loan processing fees (included in gain on loan sales). Structuring fees are paid to Carbon Mesa for structuring loans for borrowers and loan processing fees are paid to Carbon Mesa for processing mortgage loan applications. For the three and nine months ended September 30, 1998, origination fees were $989,369 and $1.0 million, respectively. The increase was due to Carbon Mesa's increased loan structuring and processing volume. Carbon Mesa originates loans for and manages two commercial mortgage funds. Those funds paid Carbon Mesa management fees of $78,760 and $122,280 for the three and nine months ended September 30, 1998, respectively.

      Expenses consist primarily of salary and benefits, occupancy and amortization. Total expenses were $981,675 and $1.5 million for the three and nine months ended September 30, 1998, respectively. The increase is primarily due to increased commissions and the addition of new employees related to the increased volume during the third quarter.

Liquidity and Capital Resources

      The Company's principal financing needs are the funding of loan originations, the pursuit of new company acquisitions, the purchase of servicing rights and, in the third quarter, the payment of short sale transaction margin calls. To meet these needs, the Company currently utilizes warehouse lines of credit, a secured line of credit and a revolving credit facility. As part of the Company's strategy to limit interest rate and spread risk, Capital Corp. has limited its existing credit facility with Merrill Lynch Capital Markets Inc. to $270 million and has added a $50 million revolving credit facility. Under its terms, commercial mortgage loans can be sold weekly or as often as necessary to replenish the revolving credit facility.

       The Company's debt agreements require the maintenance of certain financial ratios relating to liquidity, leverage, working capital and net worth, among other restrictions. On September 30, 1998 the Company was in default of debt covenants due to transactions with affiliates and debt service coverage. The Company is currently receiving month-to-month forbearance, the most recent of which matures on December 14, 1998. The Company has taken certain measures to cure the default under its credit lines however, if the Company is unable to cure the covenant defaults, the lender may accelerate repayment of the debt. Pursuant to the forbearance, the Company's lenders under existing lines of credit for the Company's Fannie Mae and FHA products have reaffirmed the availability of the warehouse credit. The Company has fully borrowed all amounts available under its $10 million working capital line of credit.

       The Company has incurred substantial operating losses and at September 30, 1998, has a substantial working capital deficit. The Company has developed a plan to raise up to $30 million of additional capital, and while the Company believes that such amounts will be sufficient to meet its needs, there can be no assurance that the plan will be successful or that the amount will be adequate. The plan includes the use of $20 million of equity proceeds for the repayment of the subordinated note.

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

      The Company enters into commitments to extend credit to borrowers in the normal course of business. In the event there are significant fluctuations in interest rates and spreads, the value of the commitments could have a material adverse effect on the Company's future operating results and consequently the Company's ability to honor the commitments. In the future, the Company intends to manage this risk by issuing commitments to borrowers and obtaining loan sale commitments from appropriate investors at the same time. This essentially simultaneous commitment from both a borrower and a mortgage investor should enable the Company to eliminate its exposure to interest rate and credit spread changes for each transaction.

       During the nine months ended September 30, 1998, Capital Corp. originated mortgage loans that were held for securitization. During the holding period Capital Corp. entered into U.S. Treasury short sale arrangements (which were marked to market and recorded in earnings), to mitigate the impact of adverse changes in interest rates. During the nine months ended September 30, 1998, the Company was required to fund margin calls related to changes in the value of its U.S. Treasury short sale position. For cash flow purposes, the Capital Corp. made arrangements with its warehouse lender and short sale transaction counterparties to permit the Capital Corp. to offset the impact of U.S. Treasury short sale gains and losses with offsetting gains and losses in mortgage loans held for securitization and to reduce the frequency and amount of margin calls. Significant fluctuations in interest rates and credit spreads could impact the effectiveness of the U.S. Treasury arrangements and consequently could have a material adverse effect on the Capital Corps., future operating results and liquidity. Additionally, the short sale arrangements do not mitigate the Capital Corps., exposure to credit risk during the holding period, and thus fluctuations in the value of the underlying properties could have a material adverse effect on the Company's operating results. The Company is not planning to contribute additional capital to Capital Corp. or to take principal risk positions at Capital Corp.

       On September 4, 1998, the Company and COMIT entered into a Credit Agreement whereby COMIT loaned $20 million to the Company and the Company granted COMIT warrants to purchase up to 1.2 million shares of Common Stock of the Company at $11.25 per share. COMIT immediately assigned the warrants to two of its shareholders, who provided the capital for the loan. Harvard Private Capital Holdings, Inc. ("Harvard") received warrants for the purchase of up to 960,000 shares of Common Stock, and Capricorn Investors II, L.P. ("Capricorn") received warrants for the purchase of up to 240,000 shares of Common Stock.

Cashflows

      Operating Activities: In the nine months ended September 30, 1998, the Company's operating activities used cash of approximately $302 million primarily to increase its mortgage loans held for sale. These are viewed as short-term assets and are generally financed with short-term borrowings as discussed under "Financing Activities".

      Investing Activities: The primary investing activity for which cash was provided during the nine months ended September 30, 1998 was the acquisition of Carbon Mesa and the lending and Treasury short sale activities of Capital Corp.

      Financing Activities: Net cash provided by financing activities amounted to $298 million for the nine months ended September 30, 1998. These amounts were used to capitalize Capital Corp. as well as to finance the increase in mortgage loans held for securitization as discussed under "Operating Activities".

       During the nine months ended September 30, 1998, the Company's net working capital deficit increased by $55.2 million from a deficit of $1.3 million to a deficit of $56.5 million. The increase in the deficit is primarily the result of losses at Capital Corp., as well as integration and start-up costs associated with the Acquisitions, Carbon Mesa, and Capital Corp.

Information Systems and the Impact of the Year 2000

       The Year 2000 issue results from a programming convention in which computer programs use two digits rather than four to define the applicable year. Software and hardware may recognize a date using "00" as the year 1900, rather than the year 2000. Such an inability of computer programs to recognize a year that begins with "20" could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

       The Company's Program. The Company has undertaken a program to address the Year 2000 issue with respect to the following: (i) the Company's information technology and operating systems (including its servicing, accounting, human resources, and financial reporting systems); (ii) the Company's non information technology systems (such as buildings, equipment, telephone systems and other infrastructure systems that may contain embedded micro-controller technology; certain systems of the Company's major vendors and material service providers (insofar as such systems relate to the Company's business activities with such parties); and the Company's material customers and investors (insofar as the Year 2000 issue relates to the Company's ability to provide services to such customers). As described below, the Company's Year 2000 program involves (i) an assessment of the Year 2000 problems that may negatively affect the Company,
(ii) the development of remedies to address the problems discovered in the assessment phase, (iii) the testing of such remedies; and (iv) the preparation of contingency plans to deal with worst case scenarios.

       Assessment Phase. The following table shows the current state of Year 2000 compliance in the Company's computer systems:

------------------------------------ ---------------------------- --------------------------------
COMPONENT                             YEAR 2000 COMPLIANT NUMBER   YEAR 2000 NON COMPLIANT NUMBER
------------------------------------ ---------------------------- --------------------------------
Business Critical Software
--------------------------
------------------------------------ ---------------------------- --------------------------------
  Servicing Systems                                            0                                4
------------------------------------ ---------------------------- --------------------------------
  Accounting System                                            1                                0
------------------------------------ ---------------------------- --------------------------------
  Human Resources                                              1                                0
------------------------------------ ---------------------------- --------------------------------
Hardware
--------
------------------------------------ ---------------------------- --------------------------------
  Personal Computers
                                                             400                              100
------------------------------------ ---------------------------- --------------------------------
  File/Data Servers                                           29                                8
------------------------------------ ---------------------------- --------------------------------
  Networks                                                    20                                0
------------------------------------ ---------------------------- --------------------------------
Office Software Suites                                       380                               20
----------------------
------------------------------------ ---------------------------- --------------------------------

       The Company's internal evaluation of its internal systems is complete with the exception of PBX and other telephone equipment, and the remediation phase has begun. In addition, in the last quarter of 1998, the Company currently expects to complete sending letters to certain of its significant hardware, software, and other equipment vendors and other material service providers, as well as to its significant customers, requesting them to provide the Company with detailed, written information concerning existing or anticipated Year 2000 compliance by their systems insofar as the systems relate to such parties' business activities with the Company. While the Company cannot thoroughly assess these other companies' processes and the systems on which they rely, the Company will attempt to identify areas of vulnerability and reengineer its interactions appropriately. In the event a third party relationship is deemed to impose an outright negative material impact on its operations, the Company will engage alternative service-providers who have thoroughly been screened for compliance. The Company currently expects to complete these inquiries by March 30, 1999.

       Remediation and Testing Phase. The activities conducted during the remediation and testing phase are intended to address potential Year 2000 problems in Company owned and operated software, hardware, and communications systems, as well as other non information technology equipment and facilities with embedded chips, in an effort to demonstrate that the affected systems will be Year 2000 compliant on a timely basis. All computer software systems in use for critical business systems are vendor supplied. Of these systems, our accounting and human resources systems have been certified Year 2000 compliant and will be substantially tested by December 31, 1998. The Company is in the process of consolidating four loan processing systems to two. The consolidation currently is expected to be completed by February 28, 1999. During the same timeframe, the surviving loan servicing systems will be upgraded to the Year 2000 compliant versions of the software and tested internally. These systems will then be tested with major customers and investors to ensure that the delivery of proper data will occur in the Year 2000. All non-compliant servers will be upgraded to Year 2000 compliant operating systems by December 31, 1998. The Company currently expects that non-compliant PCs will be put out of service by December 31, 1998. The Company has a surplus of Year 2000 compliant PCs that will be substituted for non-compliant models. All non-Year 2000 compliant office software are expected to be replaced by June 30, 1999. The Company currently expects that all PBX, and other telephone equipment will be remediated by March 30, 1999.

       Contingency Plans. The company is developing contingency plans to handle its most reasonably likely worst case Year 2000 scenarios, which it has not yet identified fully. The Company intends to complete its determination of worst case scenarios after it has received and analyzed responses to substantially all of the inquiries it has made of third parties. Following its analysis, the Company intends to develop a timetable for completing its contingency plans.

       Costs related to the Year 2000 Issue. To date, the Company has incurred approximately $50,000 in costs for its Year 2000 program, mostly in man-hours. The Company currently estimates that it will incur additional costs, which are not expected to exceed $300,000. This number is being kept low since all business critical software systems are being upgraded using normal vendor maintenance agreements. The Company currently believes that the costs to resolve compliance issues with respect to other information systems and its non-information technology systems will not be material. However, there can be no assurance that the foregoing cost estimate will not change as the Company completes its assessment.

       Risks related to the Year 2000 issue. Although the Company's Year 2000 efforts are intended to minimize the adverse effects of the Year 2000 issue on the Company's business and operations, the actual effects of the issue and the success or failure of the Company's efforts described above cannot be known until the year 2000. Failure by the Company and its major vendors, other material service providers and material customers to address adequately the respective Year 2000 issues in a timely manner (insofar as such issues relate to the Company's business) could have a material effect on the Company's business, results of operations and financial condition.

                                    PART II.

OTHER INFORMATION

Item 1: Legal Proceedings.

      The Company is involved in litigation related to the normal course of its business. Management is of the opinion that the litigation will not have a material adverse impact on the Company's financial position or operating results.

Item 2: Changes in Securities.

      On September 4, 1998, the Company and COMIT entered into a Credit Agreement whereby COMIT agreed to lend $20 million to the Company and the Company granted warrants for the purchase of up to 1.2 million shares of Common Stock of the Company to COMIT. COMIT immediately assigned the warrants to two of its shareholders, who provided the capital for the loan. Harvard received warrants for the purchase of up to 960,000 shares of Common Stock, and Capricorn received warrants for the purchase of up to 240,000 shares of Common Stock.

      The Company offered the warrants only to Harvard and Capricorn, and no underwriter was involved in the issuance. The distribution of the warrants to COMIT and COMIT's assignment of the warrants to Harvard and Capricorn were exempt from registration under Rule 4(2) of the Securities Act of 1933.

      Harvard and Capricorn may exercise the warrants between October 19, 1998 and September 4, 2003, at an exercise price of $11.25 per share. The Company may repurchase all or a portion of the warrants from Harvard and Capricorn before September 4, 1999, at a purchase price of $11.25 per share.

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

                 10.6     Servicing Facility Promissory Note between the Company, WMF/Huntoon, Paige
                          Associates Limited and Residential Funding Corporation, dated June 14, 1996. (1)
                 10.7     Letter Agreement dated October 25, 1996 between Washington Mortgage Financing
                          Group and Michael D. Ketcham. (1)
                 10.8     Key Employee Incentive Plan. (2)
                 10.9     Key Employee Incentive Award Agreement. (2)
                 10.10    Key Employee Deferral Compensation Plan. (2)
                 10.11    Employee Stock Purchase Plan. (2)
                 10.12    Stock Purchase Agreement dated as of October 31, 1997 between Washington
                          Mortgage Financial Group, Ltd. and The Robert C. Wilson Company (3)
                 10.13    Asset Purchase Agreement dated as of December 16, 1997 between Washington Mortgage
                          Financial Group, Ltd. and NY Urban West Inc. (4)
                 10.14    Master Repurchase Agreement dated as of March 5, 1998 between WMF Capital Corp. and
                          Merrill Lynch Mortgage Capital Inc. (portions have been omitted pursuant to a request for confidentiality treatment)
                  11      Statement re computation of per share earnings*
                  21      Subsidiaries of the registrant (4)
                  27      Financial data schedule*

         (b) Report on Form 8-K.

             Form 8-K dated October 23, 1998, filed on October 26, 1998, reporting third-quarter losses.

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

(4) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1997 filed on March 31, 1998.

(5) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1998 filed on May 15, 1998.
------------
*Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     THE WMF GROUP, LTD.

Date: November 16, 1998              By: /s/ Shekar Narasimhan
                                         ---------------------
                                              Shekar Narasimhan
                                              Director, President and Chief
                                              Executive Officer

Date: November 16, 1998              By:: /s/   Michael D. Ketcham
                                          ------------------------
                                              Michael D. Ketcham
                                              Executive Vice President,
                                              Chief Financial Officer and
                                              Treasurer (Principal Financial
                                              Officer)