Form 10-Q/A
period 1998-06-30
WMF GROUP LTD
filed 1998-12-21
CIK 1039206

                                   FORM 10-Q/A

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

                               THE WMF GROUP, LTD.
                               -------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                    54-1647759
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                              identification no.)


1593 Spring Hill Road, Suite 400, Vienna, Virginia               22182
--------------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip code)


Registrant's telephone number, including area code (703) 610-1400
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, Yes X No
                     ---   ---


Common Stock, $.01 par value, outstanding as of December 21, 1998


                        5,299,383 Shares of Common Stock

                                EXPLANATORY NOTE

        In this Form 10-Q/A, The WMF Group, Ltd. (the "Company") is filing restated financial statements for the period ended June 30, 1998, to reflect revisions in its accounting for U.S. Treasury short sale positions. On October 14, 1998, the Company announced that it was revising WMF Capital Corp.'s accounting for U.S. Treasury short sale positions. The revision was effective for the quarter ended September 30, 1998 and was reflected in the Company's form 10-Q for that period. This Form 10-Q/A presents the impact of this accounting revision on the Company's financial results for the period ended June 30, 1998. See Note 2 to the Consolidated Financial Statements included in Item 1 and the discussion under the heading "Restatement" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The Company has not amended this report to reflect events occurring after June 30, 1998.

                               The WMF GROUP, LTD.

                                   FORM 10-Q/A

                                      INDEX


Part I.      Financial  Information
-------      ----------------------
Item 1.      Financial  Statements

             Consolidated Balance Sheets                                                            1
              As Restated as of June 30, 1998 (unaudited) and as of December 31, 1997

             Consolidated Statements of Operations for the
              Three Months Ended June 30, 1998 (as restated) and
              1997 (unaudited) and for the Six Months Ended June
              30, 1998 (as restated) and 1997 (unaudited)                                           2

             Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 1998 (as restated) and 1997 (unaudited)                     3

              Notes to Unaudited Consolidated Financial Statements                                  4

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                 10

Part II.      Other Information
--------      -----------------

Item 1.       Legal Proceedings                                                                     16

Item 2.       Changes in Securities                                                                 16

Item 3.       Defaults upon Senior Securities                                                       16

Item 4.       Submission of Matter to a Vote of Security Holders                                    16

Item 5.       Other Information                                                                     17

Item 6.       Exhibits and Reports on Form 8-K                                                      17

Signatures                                                                                          18
----------


                                     PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               The WMF GROUP, LTD.
                           Consolidated Balance Sheets
                        (in thousands, except share data)


                                                                                         As Restated
                                                                                            (Note 2)
                                                                                               As of                     As of
                                                                                            June 30,             December  31,
                                                                                                1998                      1997
                                                                                                ----                      ----
                                                                                         (unaudited)
                                 ASSETS

Cash                                                                                         $14,583                   $10,786
Restricted cash equivalents                                                                    1,697                     1,576
Mortgage-backed securities, at amortized cost, pledged                                         3,829                     3,851
Mortgage loans held for sale, pledged                                                        362,116                    49,431
Due from broker                                                                              476,308                         -
Principal, interest and other servicing advances                                               3,058                     2,631
Furniture, equipment and leasehold improvements, net                                           3,674                     2,299
Servicing rights, net                                                                         27,776                    26,796
Goodwill, net                                                                                 22,174                    18,465
Other assets                                                                                   5,957                     3,496

                                                                           ----------------------------------------------------
                           Total Assets                                                     $921,172                  $119,331
                                                                           ====================================================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

  Accounts payable and accrued expenses                                                       $5,926                    $5,730
  Warehouse lines of credit                                                                  347,453                    48,743
  Securities sold but not yet purchased                                                      482,813                         -
  Servicing acquisition line of credit                                                         4,962                     5,462
  Revolving credit facility                                                                   23,348                     5,699
  Deferred fees                                                                                9,243                     3,600
  Accrued loan servicing losses                                                                5,653                     5,125
  Other liabilities                                                                            2,476                     6,147

                                                                           ----------------------------------------------------
                           Total Liabilities                                                 881,874                    80,506
                                                                           ----------------------------------------------------

Stockholders' Equity:

  Common stock, $.01 par value, 25,000,000
   shares authorized; 5,267,025 and 5,042,723 issued and
   outstanding, respectively                                                                      53                        50
  Additional paid-in capital                                                                  39,352                    35,178
  Retained earnings (deficit)                                                                  (107)                     3,597
                                                                           ----------------------------------------------------
                           Total Stockholders' Equity                                         39,298                    38,825
                                                                           ----------------------------------------------------

                Total Liabilities and Stockholders' Equity                                  $921,172                  $119,331
                                                                           ====================================================

       The accompanying notes are an integral part of these consolidated financial statements.

                               THE WMF GROUP, LTD.
                      Consolidated Statements of Operations
                        (in thousands, except share data)
                                   (unaudited)


                                                          Three Months Ended               Six Months Ended
                                                               June 30,                        June 30,
                                                            1998           1997              1998        1997
                                                     As Restated                      As Restated
                                                        (Note 2)                         (Note 2)
                                                     -----------------------------------------------------------
Revenues:

Servicing fees                                            $3,607           $2,905          $7,301        $5,631
Gain on sale of mortgage loans, net                        7,101            3,510          12,334         5,917
Interest income                                            4,328            1,178           5,484         2,111
Placement fee income                                       2,076            1,187           4,137         2,312
Other income                                               1,216              320           2,360           569
                                                     -----------------------------------------------------------
       Total Revenues                                     18,328            9,100          31,616        16,540
                                                     -----------------------------------------------------------

Expenses:

Salaries and employee benefits                             7,614            4,097          13,884         7,654
General and administrative                                 3,963            1,516           7,036         2,788
Occupancy expense                                            964              510           1,802         1,038
Provision for loan servicing losses                          273              279             528           453
Unrealized losses on treasury short sales                  6,505                -           6,505             -
Interest expense                                           3,280              350           3,858           603
Amortization of servicing rights                           1,429            1,126           2,503         2,208
Depreciation and amortization                                680              406           1,301           739
                                                     -----------------------------------------------------------
       Total Expenses                                     24,708            8,284          37,417        15,483
                                                     -----------------------------------------------------------


Income (loss) before income tax expense (benefit)        (6,380)              816         (5,801)         1,057
Income tax expense (benefit)                             (2,395)              432         (2,097)           606
                                                     -----------------------------------------------------------

Net income (loss)                                       ($3,985)             $384        ($3,704)          $451
                                                     ===========================================================

Net income (loss) per share - Basic and Diluted          ($0.76)            $0.09         ($0.71)         $0.11
                                                     ===========================================================

Weighted average shares                                    5,250            4,217           5,163         4,217


        The accompanying notes are an integral part of these consolidated financial statements.

                               THE WMF GROUP, LTD.
                      Consolidated Statements Of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                               As Restated (Note 2)
                                                                                   Six Months Ended       Six Months Ended
                                                                                      June 30, 1998          June 30, 1997
                                                                                      -------------          -------------
Cash flows from operating activities:
Net income (loss)                                                                          ($3,704)                   $451
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
         Depreciation and amortization of furniture, equipment
             and leasehold improvements                                                         497                    255
         Amortization of mortgage servicing rights                                            2,503                  2,208
         Amortization of goodwill                                                               804                    458
         Compensation related to stock options                                                  160                      -
         Provision for loan servicing losses                                                    528                    453
         Mortgage loans originated                                                      (1,738,381)              (396,201)
         Mortgage loans sold                                                              1,425,696                414,818
         Increase in principal, interest and other servicing advances                         (427)                  (265)
         Increase in due to affiliates                                                            -                    255
         Increase  in restricted cash equivalents                                             (121)                  (188)
         Decrease (increase) in other assets                                                (2,439)                    329
         Increase (decrease) in accounts payable and accrued expenses                           196                  (184)
         Increase in deferred fees                                                            5,643                    485
         Decrease in other liabilities                                                      (3,831)                  (823)
                                                                              ---------------------------------------------
         Net cash provided by (used in) operating activities                              (312,876)                 22,051
                                                                              ---------------------------------------------

Cash flows from investing activities:
         Purchase of furniture, equipment and leasehold improvements                        (1,872)                  (385)
         Purchase of mortgage servicing rights                                                (929)                (1,534)
         Increase in due from broker                                                      (476,308)                      -
         Increase in securities sold but not yet purchased                                  482,813                      -
         Origination of servicing rights                                                    (2,554)                (1,135)
         Assets acquired and liabilities assumed, net of cash                               (4,513)                      -
                                                                              ---------------------------------------------
         Net cash used in investing activities                                              (3,363)                (3,054)
                                                                              ---------------------------------------------

Cash flows from financing activities:
         Repayment of servicing acquisition line of credit                                    (500)                  (250)
         Increase (decrease) in warehouse lines of credit, net                              298,710               (19,054)
         Increase in revolving credit facility                                               17,649                      -
         Proceeds from stock issuance                                                         4,177                      -
                                                                              ---------------------------------------------
         Net cash provided by (used in) financing activities                                320,036               (19,304)
                                                                              ---------------------------------------------

         Net increase (decrease) in cash                                                      3,797                  (307)
Cash at beginning of period                                                                  10,786                  6,601
                                                                              ---------------------------------------------
Cash at end of period                                                                       $14,583                 $6,294
                                                                              =============================================
Supplemental disclosures:
  Cash paid during the period for interest                                                   $2,674                   $337
  Cash paid during the period for income taxes                                                  758                      -

        The accompanying notes are an integral part of these consolidated financial statements.

                               THE WMF GROUP, LTD.
              Notes to unaudited consolidated financial statements
                        (in thousands, except share data)

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

        The Company is a Delaware corporation formed in October 1992. The Company has three direct wholly owned subsidiaries: WMF Washington Mortgage Corp. ("WMF Washington Mortgage") (previously known as Washington Mortgage Financial Group, Ltd.), WMF Capital Corp. ("Capital Corp."), and WMF Carbon Mesa Advisors, Inc. ("Carbon Mesa") which are incorporated under the laws of Delaware. WMF Washington Mortgage's wholly owned subsidiaries are WMF Huntoon, Paige Associates Limited ("WMF Huntoon Paige"), WMF Proctor Ltd. ("WMF Proctor"), and WMF Robert C. Wilson Ltd. ("WMF Robert C. Wilson"), which are incorporated under the laws of the states of Delaware, Michigan and Texas, respectively.

2.  RESTATEMENT:

        As publicly announced on October 14, 1998, the Company has retroactively revised its accounting for U.S. Treasury short sale positions held by Capital Corp. Capital Corp. uses U.S. Treasury short sales to offset the interest rate risk between its short position (warehouse financing) and its long position (mortgage loans held for sale). Capital Corp. previously used hedge accounting for these positions, offsetting losses on U.S. Treasury short sales against the value of mortgages held for sale to reflect the economic substance of the hedged position.

        As a result of the accounting revision, Capital Corp.'s U.S. Treasury short sale positions will be recorded on the Company's balance sheet with any realized and unrealized losses recognized during the period in which they were incurred. As a result, Capital Corp. now reports its U.S. Treasury short sale positions at fair market value, but the value of its mortgages held for sale will be reported at the lower of cost or market value.

        Provided below is a summary of the impact of this accounting revision and a reconciliation of the financial results previously reported in the Company's Form 10-Q filed on August 14, 1998, to the restated financial statement amounts presented in this Form 10-Q/A.

                           Consolidated Balance Sheets
                        (in thousands, except share data)


                                                                     As previously                       As Restated
                                                                          reported                          (Note 2)
                                                                  At June 30, 1998                  At June 30, 1998
                                                                       (unaudited)    Adjustments        (unaudited)
                                                                       -----------    -----------        -----------
                           ASSETS

Cash                                                                       $14,583                           $14,583
Restricted cash equivalents                                                  1,697                             1,697
Mortgage-backed securities, at amortized cost, pledged                       3,829                             3,829
Mortgage loans held for sale, pledged                                      362,116                           362,116
Due from broker                                                                  -         476,308           476,308
Principal, interest and other servicing advances                             3,058                             3,058
Furniture, equipment and leasehold improvements, net                         3,674                             3,674
Servicing rights, net                                                       27,776                            27,776
Goodwill, net                                                               22,174                            22,174
Other assets                                                                 5,957                             5,957
                                                              -------------------------------------------------------
  Total assets                                                            $444,864        $476,308          $921,172
                                                              =======================================================

  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

  Accounts payable and accrued expenses                                     $5,926                            $5,926
  Warehouse lines of credit                                                347,453                           347,453
  Securities sold but not yet purchased                                          -         482,813           482,813
  Servicing acquisition line of credit                                       4,962                             4,962
  Revolving credit facility                                                 23,348                            23,348
  Deferred fees                                                              9,243                             9,243
  Accrued loan servicing losses                                              5,653                             5,653
  Other liabilities                                                          4,932         (2,456)             2,476
                                                              -------------------------------------------------------
     Total liabilities                                                     401,517         480,357           881,874
                                                              -------------------------------------------------------

Stockholders' equity:

  Common stock, $.01 par value, 25,000,000
    Shares authorized; 5,267,025 and 5,042,723 issued
and outstanding, respectively                                                   53                                53
  Additional paid-in capital                                                39,352                            39,352
  Retained earnings (deficit)                                                3,942         (4,049)             (107)
                                                              -------------------------------------------------------
                        Total stockholders' equity                          43,347         (4,049)            39,298
                                                              -------------------------------------------------------
             Total liabilities and stockholders' equity                   $444,864        $476,308          $921,172
                                                              =======================================================

                      Consolidated Statement of Operations
                        (in thousands, except share data)
                                   (unaudited)


                                                        As previously                        As Restated
                                                             reported                           (Note 2)
                                                         Three months                       Three months
                                                       ended June 30,                     ended June 30,
                                                                 1998                               1998
                                                          (unaudited)    Adjustments         (unaudited)
                                                          -----------    -----------         -----------
Revenues:

Servicing fees                                                 $3,607                             $3,607
Gain on sale of mortgage loans, net                             7,101                              7,101
Interest income                                                 4,328                              4,328
Placement fee income                                            2,076                              2,076
Other income                                                    1,216                              1,216
                                                   ------------------------------------------------------
       Total Revenues                                          18,328               -             18,328
                                                   ------------------------------------------------------

Expenses:

Salaries and employee benefits                                  7,614                              7,614
General and administrative                                      3,963                              3,963
Occupancy expense                                                 964                                964
Provision for loan servicing losses                               273                                273
Unrealized loss on treasury short sales                             -           6,505              6,505
Interest expense                                                3,280                              3,280
Amortization of servicing rights                                1,429                              1,429
Depreciation and amortization                                     680                                680
                                                   ------------------------------------------------------
       Total Expenses                                          18,203           6,505             24,708
                                                   ------------------------------------------------------

Income before income tax expense (benefit)                        125         (6,505)            (6,380)
Income tax expense (benefit)                                       61         (2,456)            (2,395)
                                                   ------------------------------------------------------
Net income (loss)                                                 $64        ($4,049)           ($3,985)
                                                   ======================================================

Net income (loss) per share - Basic and Diluted                 $0.01         ($0.77)            ($0.76)
                                                   ======================================================

                      Consolidated Statement of Operations
                        (in thousands, except share data)
                                   (unaudited)


                                                        As previously                        As Restated
                                                             reported                           (Note 2)
                                                     Six months ended                   Six months ended
                                                        June 30, 1998                      June 30, 1998
                                                          (unaudited)    Adjustments         (unaudited)
                                                          -----------    -----------         -----------
Revenues:

Servicing fees                                                 $7,301                             $7,301
Gain on sale of mortgage  loans, net                           12,334                             12,334
Interest income                                                 5,484                              5,484
Placement fee income                                            4,137                              4,137
Other income                                                    2,360                              2,360
                                                   ------------------------------------------------------
       Total Revenues                                          31,616               -             31,616

Expenses:

Salaries and employee benefits                                 13,884                             13,884
General and administrative                                      7,036                              7,036
Occupancy expense                                               1,802                              1,802
Provision for loan servicing losses                               528                                528
Unrealized loss on treasury short sales                             -           6,505              6,505
Interest expense                                                3,858                              3,858
Amortization of servicing rights                                2,503                              2,503
Depreciation and amortization                                   1,301                              1,301
                                                   ------------------------------------------------------
       Total Expenses                                          30,912           6,505             37,417

Income before income tax expense (benefit)                        704         (6,505)            (5,801)
Income tax expense (benefit)                                      359         (2,456)            (2,097)
                                                   ------------------------------------------------------
Net income (loss)                                                $345        ($4,049)           ($3,704)
                                                   ======================================================

Net income (loss) per share - Basic and Diluted                 $0.07         ($0.78)            ($0.71)
                                                   ======================================================

                      Consolidated Statement Of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                                                           As Restated
                                                                                                              (Note 2)
                                                                              Six Months                    Six months
                                                                                   Ended                    ended June
                                                                           June 30, 1998                      30, 1998
                                                                             (unaudited)    Adjustments    (unaudited)
                                                                             -----------    -----------    -----------
Cash flows from operating activities:
Net income (loss)                                                                   $345        ($4,049)      ($3,704)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
      Depreciation and amortization of furniture, equipment
           And leasehold improvements                                                497                           497
      Amortization of mortgage servicing rights                                    2,503                         2,503
      Amortization of goodwill                                                       804                           804
      Compensation related to stock options                                          160                           160
      Provision for loan servicing losses                                            528                           528
      Mortgage loans originated                                              (1,738,381)                   (1,738,381)
      Mortgage loans sold                                                      1,425,696                     1,425,696
      Increase in principal, interest and other servicing advances                 (427)                         (427)
      Increase in due to affiliates                                                    -                             -
      Increase  in restricted cash equivalents                                     (121)                         (121)
      Increase in other assets                                                   (2,439)                       (2,439)
      Increase in accounts payable and accrued expenses                              196                           196
      Increase in deferred fees                                                    5,643                         5,643
      Decrease in other liabilities                                              (1,375)         (2,456)       (3,831)
                                                                         ----------------------------------------------
      Net cash used in operating activities                                    (306,371)         (6,505)     (312,876)
                                                                         ----------------------------------------------

Cash flows from investing activities:
      Purchase of furniture, equipment and leasehold improvements                (1,872)                       (1,872)
      Purchase of mortgage servicing rights                                        (929)                         (929)
      Increase in due from broker                                                      -       (476,308)     (476,308)
      Increase in securities sold but not yet purchased                                -         482,813       482,813
      Origination of servicing rights                                            (2,554)                       (2,554)
      Assets acquired and liabilities assumed, net of cash                       (4,513)                       (4,513)
                                                                         ----------------------------------------------
      Net cash used in investing activities                                      (9,868)           6,505       (3,363)
                                                                         ----------------------------------------------

Cash flows from financing activities:
      Repayment of servicing acquisition line of credit                            (500)                         (500)
      Increase in warehouse lines of credit, net                                 298,710                       298,710
      Increase in revolving credit facility                                       17,649                        17,649
      Proceeds from stock issuance                                                 4,177                         4,177
                                                                         ----------------------------------------------
      Net cash  provided by financing activities                                 320,036               -       320,036
                                                                         ----------------------------------------------
      Net increase in cash                                                         3,797               -         3,797

Cash at beginning of period                                                       10,786               -        10,786
                                                                         ----------------------------------------------
Cash at end of period                                                            $14,583                       $14,583
                                                                         ==============================================
Supplemental disclosures:
   Cash paid during the period for interest                                       $2,674               -        $2,674
   Cash paid during the period for income taxes                                      758               -           758

3.  BASIS OF PRESENTATION:

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

4.  BALANCE SHEET CLASSIFICATION:

        The Company prepares its consolidated balance sheet using an unclassified balance sheet presentation as is customary in the mortgage banking industry. A classified presentation would have aggregated current assets, current liabilities, and net working capital as follows:



                                          As previously       Restated
                                         reported as of       (Note 2)         As of
                                               June 30,     As of June   December 31,
                                                   1998       30, 1998          1997
                                                   ----           ----          ----
                  Current assets               $385,714       $862,022       $66,344

                  Current liabilities           388,628        871,441        67,645
                                                -------        -------        ------

                  Net working  deficit         ($2,914)       ($9,419)      ($1,301)
                                               ========       ========      ========

5. RECENT ACCOUNTING PRONOUNCEMENTS

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

GENERAL OVERVIEW

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

RESTATEMENT

        Capital Corp., a wholly owned subsidiary of the Company, uses U.S. Treasury short sales to manage the interest rate risk of its long position, commercial mortgage loans. Capital Corp. uses this strategy for all rate-locked and closed loans. As publicly announced on October 14, 1998, the Company revised its accounting for Capital Corp.'s U.S. Treasury short sale positions. The revision will result in Capital Corp. reporting its U.S. Treasury short sale positions at fair market value, but its loan portfolio will continue to be reported at the lower of cost or market. Capital Corp. had previously used derivative accounting and had offset losses on U.S. Treasury short sales against mortgages held for sale to reflect the economic substance of the hedged position.

        Restated net income (loss) totaled ($4.0) million and $0.4 million for the three months ended June 30, 1998 and 1997 respectively, ($0.76) and $0.09 per diluted share, respectively. Restated net income (loss) totaled ($3.7) million and $0.5 million for the six months ended June 30, 1998 and 1997, respectively, ($0.71) and $0.11 per diluted share, respectively. This represents a decrease in income from the original reported income of $0.06 million for the three months ended June 30, 1998 and $0.3 million for the six months ended June 30, 1998.

        The decreases in the restated amounts are the result of additional after-tax losses associated with the Company's revision in accounting for its U.S. Treasury short sale positions. The loss on U.S. Treasury short sale positions during the three months ended September 30, 1998 was $6.5 million, with a tax benefit of $2.5 million, resulting in an after-tax net loss of $4.0 million.

RESULTS OF OPERATIONS - SUMMARY

        The Company's primary business activities are commercial and multifamily loan servicing, loan originations and sales of the loans to investors in the secondary market (loan fundings). With the formation of Capital Corp. and Carbon Mesa, the Company operates a commercial mortgage conduit, manages commercial mortgage investment funds, and provides special asset management services. Revenues from mortgage banking activities are earned from the origination of commercial and multifamily real estate mortgage loans and the servicing of such loans. The Company's revenue includes loan servicing fees, gains on sale of mortgage loans (including origination fees and related gains on originated servicing rights), interest income on loans prior to sale, placement fees (revenue earned relating to utilization of escrow funds) and other income. The addition of Capital Corp. and Carbon Mesa are expected to add securitization profits and funds management fees as sources of revenue. Through a 20% ownership interest in COMIT, the Company also invests in structured real estate debt, providing the Company with another source of potential income.

        The Company's revenue is significantly influenced by the timing of originations, sales and securitization of mortgage loans and is sensitive to economic factors such as the general level of interest rates and demand for commercial and multifamily real estate. As a result, future revenues may fluctuate due to changes in these factors. The Company expects that as it completes acquisitions and expands into related businesses, the sources of revenues will change. Therefore, the Company's historical results may not be indicative of future periods.

        During the first six months of 1998, the Company originated approximately $1.7 billion in loans. As of June 30, 1998, $319 million in mortgage loans are held by the Company for securitization purposes. As the Company did not previously hold loans for securitization purposes the balance of loans held for sale and the corresponding borrowings have increased.

        The following table sets forth information derived from the Company's restated consolidated statements of operations for each of the periods presented:

                          Summary Financial Information
                              Results of Operations
                                 (in thousands)
                                   (unaudited)


                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                            1998          1997             1998         1997
                                                     As Restated                    As Restated
                                                        (Note 2)                       (Note 2)
                                                     -----------------------------------------------------------
Revenues:

Servicing fees                                            $3,607           $2,905          $7,301        $5,631
Gain on sale of mortgage loans, net                        7,101            3,510          12,334         5,917
Interest income                                            4,328            1,178           5,484         2,111
Placement fee income                                       2,076            1,187           4,137         2,312
Other income                                               1,216              320           2,360           569
                                                     -----------------------------------------------------------
       Total Revenues                                     18,328            9,100          31,616        16,540
                                                     -----------------------------------------------------------

Expenses:

Salaries and employee benefits                             7,614            4,097          13,884         7,654
General and administrative                                 3,963            1,516           7,036         2,788
Occupancy expense                                            964              510           1,802         1,038
Provision for loan servicing losses                          273              279             528           453
Unrealized losses on treasury short sales                  6,505                -           6,505             -
Interest expense                                           3,280              350           3,858           603
Amortization of servicing rights                           1,429            1,126           2,503         2,208
Depreciation and amortization                                680              406           1,301           739
                                                     -----------------------------------------------------------
       Total Expenses                                     24,708            8,284          37,417        15,483
                                                     -----------------------------------------------------------


Income (loss) before income tax expense (benefit)        (6,380)              816         (5,801)         1,057
Income tax expense (benefit)                             (2,395)              432         (2,097)           606
                                                     -----------------------------------------------------------

Net income (loss)                                       ($3,985)             $384        ($3,704)          $451
                                                     ===========================================================

EBITDA                                                  ($3,832)           $2,550        ($1,347)        $4,332
                                                     ===========================================================


THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1997

        Restated net income (loss) was ($4.0) million and $0.4 million for the three months ended June 30, 1998 and 1997, respectively, and ($3.7) million and $0.5 million for the six months ended June 30, 1998 and 1997, respectively. The decline in net income is due primarily to the unrealized loss on U.S. Treasury short sales during the second quarter as well as increases in salaries and general and administrative expenses resulting from start-up, integration and support costs related to the formation of Capital Corp. and recent acquisitions. The increase in expenses were partially offset by an increase in gain on loan sales as the result of the Company funding loans totaling $831 and $366 million during the three months ended June 30, 1998 and 1997, respectively, and $1.4 billion and $630 million during the six months ended June 30, 1998 and 1997, respectively. Loan fundings exclude loan originations by WMF Capital Corp. of $15 and $299 million during the three and six months ended June 30, 1998, respectively. These originations will be recognized in subsequent periods upon sale to third-parties through a securitization. Higher servicing fee and placement fee income also contributed to partially offset the increase in expenses as the Company's servicing portfolio balance ended the quarter at $11.5 billion, up $4.0 billion from the prior year.

        The Company's earnings (loss) before non-operating interest expense, income taxes, depreciation and amortization ("EBITDA") for the three months ended June 30, 1998 was ($3.8) million compared with $2.6 million for the same period of 1997, a decrease of $6.4 million or 246%. EBITDA for the six months ended June 30, 1998 was ($1.3) million compared to $4.3 million for the same period of 1997, a decrease of $5.6 million or 130%. The decrease in EBITDA for the three and six months ended June 30, 1998 as compared to the same period for 1997 is due primarily to the unrealized U.S. Treasury short sale losses of $6.5 million which occurred during the second quarter as well as increases in salaries and general and administrative expenses primarily resulting from start-up, integration and support costs related to the formation of Capital Corp. and recent acquisitions. This loss was offset partially by growth in revenues as a result of gain on loan sales resulting from the Company funding loans which totaled $1.4 billion during the first half of 1998, compared to $630 million during the same period in 1997. Higher servicing fee and placement fee income also contributed to the revenue increase as the Company's servicing portfolio balance ended the quarter at $11.5 billion, up $4.0 billion from the prior year.

        EBITDA is widely used in the industry as a measure of a company's operating performance, but should not be considered as an alternative either (i) to income from continuing operations (determined in accordance with generally accepted accounting principles) as a measure of profitability or (ii) to cash flows from operating activities (determined in accordance with generally accepted accounting principles). EBITDA does not take into account the Company's debt service requirements and other commitments and accordingly is not necessarily indicative of amounts that are available for discretionary uses.

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

        Gain on sale of mortgage loans was $7.1 million for the three months ended June 30, 1998, an increase of $3.6 million or 102.8% from $3.5 million for the three months ended June 30, 1997 and $12.3 million for six months ended June 30, 1998, an increase of $6.4 million or 108.4% from $5.9 million for the six months ended June 30, 1997. For the three and six months ended June 30, 1998, the Company sold $831 million and $1.4 billion mortgage loans, respectively, as compared to $366 million and $630 million for the three and six months ended June 30, 1997, respectively. The increase in gain on sale of mortgage loans primarily results from an increase in cash loan origination fees and includes the gain on recognizing originated mortgage servicing rights in the amount of $0.7 million related to the Company's origination of conduit mortgage loans, and includes an increase in gain on recognizing originated mortgage servicing rights on FHA insured loans of $1.9 million.

        Interest income was $4.3 million for the three months ended June 30, 1998, an increase of $3.1 million or 258.3% from $1.2 million for the three months ended June 30, 1997 and $5.5 million for the six months ended June 30, 1998, an increase of $3.4 million or 161.9% from $2.1 million for the six months ended June 30, 1997. This increase was due to the increase in loan originations and the increased balance of loans held for securitization purposes during the three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997.

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

        Salaries and benefits, the largest category of costs for the Company, increased with loan production due primarily to the payment of commissions on loan originations. Salaries and benefits increased $3.5 million, or 85.4%, from $4.1 million for the three months ended June 30, 1997 to $7.6 million for the three months ended June 30, 1998 and $6.2 million or 80.5%, from $7.7 million for the six months ended June 30, 1997 to $13.9 million for the six months ended June 30, 1998. This increase is due primarily to increased originations, the acquisitions of WMF Askew, WMF Robert C. Wilson, WMF New York Urban and WMF Carbon Mesa (the "Acquisitions"), and the formation of WMF Capital Corp. These factors, combined with the Company's expansion into non-multifamily commercial lending, contributed to the increase in the Company's number of employees from 223 as of June 30, 1997 to 402 as of June 30, 1998.

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

        Unrealized losses on short sales of U.S. Treasury securities for the three and six months ended June 30, 1998 were $6.5 million. These losses are attributed to the Company's use of short sales of U.S. Treasury securities to manage interest rate volatility. The increased losses during the second quarter are the result of interest rate declines in U.S. Treasury securities and changes in the global economy.

        The Company's provision for loan servicing losses remained stable at $0.3 million for the three months ended June 30, 1998 and 1997 and $0.5 for the six months ended June 30, 1998 and 1997, respectively. The provision for losses is the result of management's determination, as part of its ongoing assessment of the Company's exposure related to its Fannie Mae Delegated Underwriting and Servicing ("DUS") portfolio. The Company's principal balance of Fannie Mae DUS loans in the servicing portfolio was $1.2 billion and $815 million as of June 30, 1998 and 1997, respectively.

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

        In connection with its Fannie Mae DUS program, the Company is required to establish a letter of credit to meet the program's requirements.

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

        The Company also originates mortgage loans that are held for securitization. During the holding period the Company enters into U.S. Treasury short sale positions to mitigate the impact of adverse changes in interest rates. Significant fluctuations in interest rates and credit spreads could impact the effectiveness of the hedging arrangements and consequently could have a material adverse effect on the Company's future operating results and liquidity. Additionally, the hedging arrangements do not mitigate the Company's exposure to credit risk during the holding period, and thus fluctuations in the value of the underlying properties could have a material adverse effect on the Company's operating results and liquidity.

Cash Flows

        Operating Activities: In the six months ended June 30, 1998, the Company's operating activities used cash of approximately $313 million primarily to increase its mortgage loans held for securitization purposes. These are viewed as short-term assets and are generally financed with short-term borrowings as discussed under "Financing Activities".

        Investing Activities: The primary investing activity for which cash was used during the six months ended June 30, 1998 was the acquisition of Carbon Mesa and the lending and Treasury short sale activities of Capital Corp.

        Financing Activities: Net cash provided by financing activities amounted to $320 million for the six months ended June 30, 1998. The increase primarily reflects increased borrowings used to capitalize Capital Corp. as well as to finance the increase in mortgage loans held for securitization as discussed under "Operating Activities".

        During the six months ended June 30, 1998, the Company's net working capital deficit increased $8.1 million from a deficit of $1.3 million as of December 31, 1997 to a deficit of $9.4 million as of June 30, 1998. The increase in the deficit is a result of integration and start-up costs associated with Acquisitions and Capital Corp. as well as losses due to Capital Corp.'s U.S. Treasury short sale positions. The Company believes it will need additional capital resources to meet its operating needs and believes it will have access to such capital through additional financing arrangements.

 YEAR 2000 COMPLIANCE

        The Company has developed a plan to deal with the Year 2000 problem and has begun converting its computer systems to a Year 2000 compliant system. The plan provides for the conversion efforts to be completed before December 31, 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company currently uses vendor-supported software, which is being adjusted to be Year 2000 compliant. Other costs of becoming compliant will be funded through operating cash flows. Such costs are not currently expected to be material to the Company's financial condition or results from operations.

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

              The second matter was ratification of the selection of KPMG Peat Marwick LLP as the Company's independent public accountants. The vote count was as follows:

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

Item 5:  Other Information.

         None

Item 6:  Exhibits and Reports on Form 8-K.

         (a)   Exhibits

                  3.1     Restated Certificate of Incorporation of  The WMF
                          Group, Ltd. (the "Company") (1)
                  3.2     Amendment to the Company's Restated Certificate of
                          Incorporation (2)
                  3.3     Amended and restated by-laws of The WMF Group, Ltd.(5)
                 10.1     Mortgage Selling and Servicing Contract between Fannie
                          Mae and the Company, dated December 21, 1990. (1)
                 10.2     Delegated Underwriting and Servicing Addendum to
                          Mortgage Selling and Servicing Contract between Fannie
                          Mae and the Company, dated as of March 1, 1994. (1)
                 10.3     Delegated Underwriting and Servicing Master Loss
                          Sharing Agreement between Fannie Mae and the Company,
                          dated as of March 1, 1994. (1)
                 10.4     Delegated Underwriting and Servicing Reserve Agreement
                          among Fannie Mae, State Street Bank and Trust Company
                          and the Company, dated as of June 4, 1996. (1)
                 10.5     Term Loan Promissory Note between the Company,
                          WMF/Huntoon, Paige Associates Limited and Residential
                          Funding Corporation, dated June 14, 1996. (1)
                 10.6     Servicing Facility Promissory Note between the
                          Company, WMF/Huntoon, Paige Associates Limited and
                          Residential Funding Corporation, dated June 14, 1996.
                          (1)
                 10.7     Letter Agreement dated October 25, 1996 between
                          Washington Mortgage Financing Group and Michael D.
                          Ketcham.(1)
                 10.8     Key Employee Incentive Plan.(2)
                 10.9     Key Employee Incentive Award Agreement.(2)
                 10.10    Key Employee Deferral Compensation Plan.(2)
                 10.11    Employee Stock Purchase Plan.(2)
                 10.12    Stock Purchase Agreement dated as of October 31, 1997
                          between Washington Mortgage Financial Group, Ltd. and
                          The Robert C. Wilson Company (3)
                 10.13    Asset Purchase Agreement dated as of December 16, 1997
                          between Washington Mortgage Financial Group, Ltd. and
                          NY Urban West Inc. (4)
                 10.14    Master Repurchase Agreement dated as of March 5, 1998
                          between WMF Capital Corp. and Merrill Lynch Mortgage
                          Capital Inc. (portions have been omitted pursuant to a
                          request for confidentiality treatment)
                   11     Statement re restated computation of per share
                          earnings *
                   21     Subsidiaries of the registrant (4)
                   27     Financial data schedule  *

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

                                        THE WMF GROUP, LTD.

    Date:  December 21, 1998             By: /s/ Shekar Narasimhan
                                            -------------------------
                                                 Shekar Narasimhan
                                                 Director, President and Chief
                                                 Executive Officer

    Date:  December 21, 1998             By: /s/  Michael D. Ketcham
                                            -------------------------
                                                 Michael D. Ketcham
                                                 Executive Vice President, Chief
                                                 Financial Officer and Treasurer
                                                 (Principal Financial Officer)