Form 10-Q/A
period 1998-09-30
WMF GROUP LTD
filed 1998-12-22
CIK 1039206

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

Common Stock, $.01 par value, outstanding as of December 22, 1998

                        5,299,383 Shares of Common Stock

                                EXPLANATORY NOTE

         In this Form 10-Q/A, The WMF Group, Ltd. (the "Company") is filing restated financial statements for the three-month period ended September 30, 1998, to recognize certain losses in the appropriate period. The Company's total pretax and after-tax losses for the nine-month period ended September 30, 1998 have not changed.

         On October 14, 1998, the Company announced that as a result of an accounting revision, the Company had incurred a pretax loss of $7.5 million and a consolidated after-tax loss of $4.3 million for the six months ended June 30, 1998. After additional analysis, however, the Company has determined that $0.9 million of the pretax loss and $0.6 million of the after-tax loss, originally attributed to the second quarter, were actually incurred during the third quarter of 1998. See Note 2 to the Consolidated Financial Statements included in
Item 1 and the discussion under the heading "Restatement" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This report does not reflect events occurring subsequent to September 30, 1998, except that Note 10, "Subsequent Events," reports certain events occurring before November 16, 1998. The Company has not amended this report to reflect any other events occurring subsequent to September 30, 1998.

                               The WMF GROUP, LTD.


                                   FORM 10-Q/A

                                      INDEX


 Part I.      Financial  Information
 -------      ----------------------
 Item 1.      Financial  Statements.

              Consolidated Balance Sheets
                As of September 30, 1998 (unaudited)  and December 31, 1997                          1

              Consolidated Statements of Operations for the
                Three Months Ended September 30, 1998 (as restated)
                and 1997 (unaudited), Nine Months Ended September
                30, 1998 and 1997 (unaudited)                                                        2

              Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 1998 and 1997 (unaudited)                              3

              Notes to Unaudited Consolidated Financial Statements                                   4

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                  8

Part II.      Other Information
--------      -----------------
Item 1.       Legal Proceedings.                                                                    17

Item 2.       Changes in Securities.                                                                17

Item 3.       Defaults upon Senior Securities.                                                      17

Item 4.       Submission of matter to a Vote of Security Holders.                                   17

Item 5.       Other Information.                                                                    17

Item 6.       Exhibits and Reports on Form 8-K.                                                     17

Signatures                                                                                          19
----------

                                     PART I.

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

                               THE WMF GROUP, LTD.
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                                             Three Months Ended           Nine Months Ended
                                                                September 30,               September 30,
                                                           1998             1997          1998           1997
                                                           ----             ----          ----           -----
                                                    as restated
                                                       (Note 2)
Revenues:

Servicing fees                                            $3,685           $3,074         $10,986        $8,705
Structuring fees                                             851                -             851             -
Gain (loss) on sale of mortgage  loans, net              (3,593)            6,255           8,741        12,172
Gain on sale of servicing                                  3,523              297           3,523           297
Interest income                                           10,502            1,542          15,986         3,653
Placement fee income                                       2,546            1,556           6,683         3,868
Other income                                               1,672              233           4,032           802
                                                           -----              ---           -----           ---
       Total Revenues                                     19,186           12,957          50,802        29,497
                                                          ------           ------          ------        ------

Expenses:

Salaries and employee benefits                            11,248            5,471          25,133        13,125
General and administrative                                 3,723            2,398          10,759         5,186
Occupancy expense                                          1,359              501           3,161         1,539
Provision for loan servicing losses                          286               27             813           480
Realized loss on treasury short sales                     30,610                -          30,610             -
Unrealized losses on treasury short sales                  6,551                -          13,056             -
Interest expense                                           8,895              686          12,753         1,289
Amortization of servicing rights                           1,273            1,145           3,776         3,354
Depreciation and amortization                                752              442           2,053         1,180
                                                             ---              ---           -----         -----
       Total Expenses                                     64,697           10,670         102,114        26,153
                                                          ------           ------         -------        ------

Income (loss) before income tax expense                 (45,511)            2,287        (51,312)         3,344
Income tax expense (benefit)                            (15,288)            1,014        (17,385)         1,620
                                                        --------            -----        --------         -----

Net income (loss)                                      $(30,223)           $1,273       $(33,927)        $1,724
                                                       =========           ======       =========        ======

Net income (loss) per share - Basic                      $(5.73)            $0.30         $(6.53)         $0.41
                                                          ======             ====          ======          ====

Net income (loss) per share - Diluted                    $(5.73)            $0.30         $(6.53)         $0.41
                                                         =======            =====         =======         =====

Weighted average shares outstanding                        5,270            4,217           5,199         4,217
                                                           =====            =====           =====         =====

       The accompanying notes are an integral part of these consolidated financial statements.

                               THE WMF GROUP, LTD.
                      Consolidated Statements Of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                                 Nine Months Ended      Nine Months Ended
                                                                               September 30,  1998    September 30,  1997
                                                                               -------------------    -------------------
Cash flows from operating activities:
Net income (loss)                                                                        $(33,927)                 $1,724
Adjustments to reconcile net income (loss) to net cash
    Provided by (used in) operating activities:
      Depreciation and amortization of furniture, equipment
                and leasehold improvements                                                     822                    433
      Amortization of mortgage servicing rights                                              3,776                  3,354
      Amortization of goodwill                                                               1,230                    747
      Gain on sale of mortgage servicing rights                                            (3,523)                  (297)
      Provision for loan servicing losses                                                      813                    476
      Mortgage loans originated                                                        (2,827,535)              (926,137)
      Mortgage loans sold                                                                2,570,813                930,750
      Decrease (increase) in principal, interest and other servicing
         advances                                                                              238                  (707)
      Increase in due to affiliates                                                              -                  5,327
      Increase in deferred tax asset, net                                                 (15,270)                      -
      Decrease in deferred tax liability, net                                              (3,274)                   (40)
      Increase in due from investors                                                             -                (2,332)
      Increase  in restricted cash equivalents                                                (96)                  (285)
      Increase in other assets                                                             (3,106)                  (638)
      Increase (decrease) in accounts payable and accrued expenses                           2,290                  4,040
      Increase  in deferred fees                                                             3,254                  1,031
      Increase (decrease) in other liabilities                                               1,416                (1,348)
                                                                                             -----                -------
      Net cash provided by (used in) operating activities                                (302,079)                 16,098
                                                                                         ---------                 ------

Cash flows from investing activities:
      Purchase of furniture, equipment and leasehold improvements                          (3,097)                  (620)
      Purchase of mortgage servicing rights                                                (1,367)                (2,379)
      Increase in due from broker                                                        (296,611)                      -
      Increase in securities sold but not yet purchased                                    309,667                      -
      Purchase of ACR production system and pipeline                                             -                (4,978)
      Proceeds from sale of mortgage servicing rights                                        3,523                    928
      Assets acquired and liabilities assumed, net of cash                                 (4,845)                      -
      Origination of servicing rights                                                      (3,760)                (1,666)
                                                                                           -------                -------
      Net cash provided by (used in) investing activities                                    3,510                (8,715)
                                                                                             -----                -------

Cash flows from financing activities:
      Repayment of  servicing acquisition line of credit                                     (750)                  (500)
      Issuance of warrants, net                                                              (364)                      -
      Proceeds from issuance of subordinated debt                                           20,000                      -
      Increase in revolving credit facility, net                                            31,184                      -
      Proceeds from stock issuance                                                           4,768                      -
      Increase (decrease) in warehouse lines of credit, net                                244,428                (5,050)
                                                                                           -------                -------
      Net cash  provided by (used in) financing activities                                 299,266                (5,550)
                                                                                           -------                -------
      Net increase in cash                                                                     697                  1,833
Cash at beginning of period                                                                 10,786                  6,601
                                                                                            ------                  -----
Cash at end of period                                                                      $11,483                 $8,434
                                                                                           =======                 ======
Supplemental disclosures:

  Cash paid during the period for interest                                                 $10,780                   $427
  Cash paid during the period for income taxes                                              $1,002                      -

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

2.  RESTATEMENT:

         On October 14, 1998, the Company publicly announced that it had retroactively revised its accounting for U.S. Treasury short sale positions held by Capital Corp., and as a result, the Company had incurred a pretax loss of $7.5 million and a consolidated after-tax loss of $4.3 million for the six months ended June 30, 1998. The Company calculated its third-quarter financial results using those figures. However, after additional analysis, the Company has determined that $0.9 million of the pretax loss and $0.6 million of the after-tax loss, originally attributed to the second quarter, were actually incurred during the third quarter of 1998.

         Provided below is a summary of the impact of recognizing the losses in the appropriate period and a reconciliation of the financial results previously reported in the Company's Form 10-Q filed on November 16, 1998, to the restated financial statement amounts presented in this Form 10-Q/A.

         The Company's total pretax and after-tax losses for the nine-month period ended September 30, 1998 have not changed.

                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                                        As previously                        As Restated
                                                             reported                           (Note 2)
                                                         Three months                       Three months
                                                      ended September                    ended September
                                                             30, 1998                           30, 1998
                                                          (unaudited)    Adjustments         (unaudited)
                                                          -----------    -----------         -----------
Revenues:

Servicing fees                                                 $3,685                             $3,685
Structuring Fees                                                  851                                851
Gain on sale of mortgage loans, net                           (3,593)                            (3,593)
Gain on sale of servicing                                       3,523                              3,523
Interest income                                                10,502                             10,502
Placement fee income                                            2,546                              2,546
Other income                                                    1,672                              1,672
                                                   ------------------------------------------------------
           Total Revenues                                      19,186               -             19,186
                                                   ------------------------------------------------------

Expenses:

Salaries and employee benefits                                 11,248                             11,248
General and administrative                                      3,723                              3,723
Occupancy expense                                               1,359                              1,359
Provision for loan servicing losses                               286                                286
Realized losses on treasury short sales                        30,660            (50)             30,610
Unrealized loss on treasury short sales                         5,648             903              6,551
Interest expense                                                8,895                              8,895
Amortization of servicing rights                                1,273                              1,273
Depreciation and amortization                                     752                                752
                                                   ------------------------------------------------------
           Total Expenses                                      63,844             853             64,697
                                                   ------------------------------------------------------

Income before income tax benefit                             (44,658)           (853)           (45,511)
Income tax benefit                                           (15,056)           (232)           (15,288)
                                                   ======================================================
Net loss                                                    ($29,602)          ($621)          ($30,223)
                                                   ======================================================

Net loss per share - Basic and Diluted                        ($5.62)         ($0.11)            ($5.73)
                                                   ======================================================


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

5.  DEBT FACILITIES:

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

6.  RECENT ACCOUNTING PRONOUNCEMENTS:

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

8.  INCOME TAXES:

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

9.  COMMITMENTS:

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

10.  SUBSEQUENT EVENTS:

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

         On November 5, 1998, Capital Corp. sold multifamily and commercial mortgage loans with an aggregate outstanding principal balance of approximately $227 million to Merrill Lynch Mortgage Capital, Inc. The Company closed the related short sale transactions. The Company does not currently anticipate a loss on this transaction. As of November 5, 1998, Capital Corp. has multifamily and commercial loans with an aggregate outstanding principal balance of approximately $52 million available for sale. Capital Corp. is currently in discussions to sell the remaining loans available for sale.

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

RESTATEMENT

         On October 14, 1998, the Company publicly announced that it had retroactively revised its accounting for U.S. Treasury short sale positions held by Capital Corp., and as a result, the Company had incurred a pretax loss of $7.5 million and a consolidated after-tax loss of $4.3 million for the six months ended June 30, 1998. The Company calculated its third-quarter financial results using those figures. However, after additional analysis, the Company has determined that $0.9 million of the pretax loss and $0.6 million of the after-tax loss, originally attributed to the second quarter, were actually incurred during the third quarter of 1998.

         The Company's total pretax and after-tax losses for the nine-month period ended September 30, 1998 have not changed.

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

         During the first nine months of 1998, the Company originated approximately $3.3 billion in multifamily and commercial real estate loans. This figure excludes $306 million of loans originated by the Company, which have not yet been sold to third party investors.

The following table sets forth information derived from the Company's consolidated statements of operations and reconciles the summary segment financial information to the consolidated statements of operations for each of the periods presented:

   Segment Financial Information and Reconciliation to Consolidated Statements
                            Statements of Operations
                                 (in thousands)
                                   (unaudited)


                                                           Three Months      Three Months        Nine Months      Nine Months
                                                               Ended             Ended              Ended            Ended
                                                              9/30/98           9/30/97            9/30/98          9/30/97
                                                           (as restated)
                                                        -----------------------------------------------------------------------
Revenue
Mortgage Banking ***                                              $15,895           $12,957           $44,232          $29,497
Capital Markets                                                     2,223                 -             5,445                -
Advisory Services                                                   1,068                 -             1,125                -
                                                        -----------------------------------------------------------------------
Total                                                              19,186            12,957            50,802           29,497
Consolidated Statement                                             19,186            12,957            50,802           29,497

Expenses
Mortgage Banking ***                                               13,970            10,435            39,405           25,590
Capital Markets                                                    48,894                 -            59,720                -
Advisory Services                                                     981                 -             1,487                -
Non-operating interest                                                852               235             1,502              563
                                                        -----------------------------------------------------------------------
Total                                                              64,697            10,670           102,114           26,153
Consolidated Statement                                             64,697            10,670           102,114           26,153

Pretax income (loss)                                             (45,511)             2,287          (51,312)            3,344

Provision (benefit) for taxes                                    (15,288)             1,014          (17,385)            1,620
                                                        -----------------------------------------------------------------------
Net income (loss)                                               ($30,223)            $1,273         ($33,927)           $1,724
                                                        =======================================================================

Mortgage Banking EBITDA ***                                         3,849             4,108            10,453            8,440
Capital Markets EBITDA                                           (46,615)                 -          (54,159)                -
Advisory Services EBITDA                                              132                 -             (275)                -
                                                        -----------------------------------------------------------------------
Total                                                           ($42,634)            $4,108         ($43,981)           $8,440
Consolidated EBITDA                                             ($42,634)            $4,108         ($43,981)           $8,440


*** Mortgage Banking operations includes corporate administrative expenses.

The following table sets forth information derived from the Company's consolidated balance sheet for each of the periods presented and a reconciliation to the Company's consolidated balance sheet:


                                                                   September 30,      December 31,
                                                                            1998              1997
                                                               ------------------------------------
Assets
Mortgage Banking ***                                                    $113,615          $119,331
Capital Markets                                                          581,079                 -
Advisory Services                                                          4,142                 -
                                                               ------------------------------------
Total                                                                    698,836           119,331
Consolidated Statement                                                  $698,836          $119,331
                                                               ====================================

*** Mortgage Banking operations includes corporate administrative expenses.


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

         Net income (loss) was ($30.2) million for the three months ended September 30, 1998, a decrease of $31.5 million from $1.3 million for the same period in 1997. Net income (loss) was ($33.9) million for the nine months ended September 30, 1998, a decrease of $35.6 million from $1.7 million for the same period in 1997. The decline in net income is due primarily to short sale transaction losses of $37.2 million and a loss of $10.4 million on loan sales at Capital Corp. for the third quarter, 1998. The losses were partially offset by higher gain on loan sales, servicing revenue and placement fee income in the mortgage banking segment. The pretax losses were further offset by a tax credit of $15.3 million and $17.4 million for the three and nine months September 30, 1998, respectively.

         The Company's earnings (losses) before non-operating interest expense, income taxes, depreciation and amortization (EBITDA) for the three months ended September 30, 1998 were ($42.6) million, a decrease of $46.7 million from $4.1 million for the same period in 1997. EBITDA for the nine months ended September 30, 1998 was ($44.0) million, a decrease of $52.4 million from $8.4 million for the same period in 1997. The decrease in EBITDA for the three and nine months ended September 30, 1998 as compared to the same period for 1997 is due primarily to Capital Corp.'s short sale transaction and loan losses discussed above. Higher servicing fee and placement fee income helped to offset the loss in EBITDA, as the Company's servicing portfolio balance at September 30, 1998 was $12.7 billion, up from $8.7 billion as of September 30, 1997.

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

         The Company's consolidated tax benefit for the three months ended September 30, 1998 was $15.3 million, an increase in benefit of $16.3 million from the tax expense of $1.0 million for the same period in 1997. The Company's consolidated tax benefit for the nine months ended September 30, 1998 was $17.4 million an increase in benefit of $19.0 million from a tax expense of $1.6 million for the same period in 1997. The tax provision change is the result of the Company recognizing a deferred tax asset related to the losses incurred during the three and nine months ended September 30, 1998. Differences between the effective income tax rate and the Federal and State income tax rates are due primarily to the amortization of goodwill, a portion of which is not deductible for income tax purposes. The Company has concluded, that it is more likely than not, that it will have sufficient taxable income, either through continuing operations or asset dispositions, to realize the tax benefit of $17.4 million.

Mortgage Banking Operations:

         Servicing fees earned by the mortgage banking segment were $3.7 million for the three months ended September 30, 1998, an increase of $0.6 million or 19% from $3.1 million for the same period in 1997. Servicing fees were $11.0 million for the nine months ended September 30, 1998, an increase of $2.3 million or 26% from $8.7 million for the same period in 1997. Revenue related to mortgage servicing is based upon the unpaid principal balance of loans serviced. The increase in servicing fees for the three and nine months ended September 30, 1998 is a result of the principal balance of mortgage banking's servicing portfolio increasing to $12.7 billion as of September 30, 1998, from $8.7 billion as of September 30, 1997, an increase of 46%. The percentage increase in servicing fee revenue is less than the percentage increase in the servicing portfolio because the servicing fee on the added servicing, which is primarily received from insurance companies, is lower than the Company's historical average servicing rate.

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

         Salaries and benefits, the largest category of costs for the segment, increased with loan production primarily due to the payment of commissions on loan originations. Salaries and benefits expense was $7.9 million for the three months ended September 30, 1998, an increase of $2.4 million, or 44%, from $5.5 million for the same period in 1997. Salaries and benefits expense was $20.7 million for the nine months ended September 30, 1998, an increase of $7.6 million or 58%, from $13.1 million for the same period in 1997. This increase is due primarily to increased originations and the Acquisitions. Salaries and benefits related to corporate administrative costs also increased due to the acquisition of Carbon Mesa, and the formation of Capital Corp. These factors, combined with mortgage banking's expansion into non-multifamily commercial lending, contributed to the increase in the number of mortgage banking and corporate administrative employees from 239 as of September 30, 1997 to 356 as of September 30, 1998.

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

         Occupancy expense was $0.9 million for the three months ended September 30, 1998, an increase of $0.4 million or 80% from $0.5 million for the same period in 1997. Occupancy expense was $2.6 million for the nine months ended September 30, 1998, an increase of $1.1 million or 73% from $1.5 million for the same period in 1997. This increase was due to employment increases and the opening of new offices in the fourth quarter of 1997 and first quarter of 1998.

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

Capital Markets Segment:

         The capital markets segment of the Company, Capital Corp., was formed in February of 1998 to conduct the securitization conduit activities of the Company. During the quarter, capital markets experienced a loss of $10.4 million on the sale of loans with a principal balance $691 million. This loss was partially offset by a gain from originated mortgage servicing rights of $105,200 and a gain from a sale of servicing rights of $3.5 million.

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

         Realized and unrealized losses on short sales of U.S. Treasury securities for the three and nine months ended September 30, 1998 were $37.2 million and $43.7 million, respectively. These losses are attributed to the Company's use of short sales of U.S. Treasury securities to manage interest rate volatility. The increased losses, during the third quarter, are the result of interest rate declines in U.S. Treasury securities and changes in the global economy.

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

         During the nine months ended September 30, 1998, Capital Corp. originated mortgage loans that were held for securitization. During the holding period Capital Corp. entered into U.S. Treasury short sale arrangements (which were marked to market and recorded in earnings), to mitigate the impact of adverse changes in interest rates. During the nine months ended September 30, 1998, the Company was required to fund margin calls related to changes in the value of its U.S. Treasury short sale position. For cash flow purposes, Capital Corp. made arrangements with its warehouse lender and short sale transaction counterparties to permit Capital Corp. to offset the impact of Treasury short sale gains and losses with offsetting gains and losses in mortgage loans held for securitization and to reduce the frequency and amount of margin calls. Significant fluctuations in interest rates and credit spreads could impact the effectiveness of the U.S. Treasury short sale arrangements and consequently could have a material adverse effect on Capital Corp.'s future operating results and liquidity. Additionally, the U.S. Treasury short sale arrangements do not mitigate Capital Corp.'s exposure to credit risk during the holding period, and thus fluctuations in the value of the underlying properties could have a material adverse effect on the Company's operating results. The Company is not planning to contribute additional capital to Capital Corp. or to take principal risk positions at Capital Corp.

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

Cash Flows

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

         During the nine months ended September 30, 1998, the Company's net working capital deficit increased by $55.3 million from a deficit of $1.3 million to a deficit of $56.6 million. The increase in the deficit is primarily the result of the losses at Capital Corp., as well as integration and start-up costs associated with the Acquisitions, Carbon Mesa, and Capital Corp.

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

         Assessment Phase. The following table shows the current state of Year 2000 compliance in the Company's computer systems:

--------------------------------------------------------------------------------------------------------------
COMPONENT                                YEAR 2000 COMPLIANT NUMBER             YEAR 2000 NON COMPLIANT NUMBER
--------------------------------------------------------------------------------------------------------------
Business Critical Software
--------------------------
--------------------------------------------------------------------------------------------------------------
  Servicing Systems                                               0                                          4
--------------------------------------------------------------------------------------------------------------
  Accounting System                                               1                                          0
--------------------------------------------------------------------------------------------------------------
  Human Resources                                                 1                                          0
--------------------------------------------------------------------------------------------------------------
Hardware
--------
--------------------------------------------------------------------------------------------------------------
  Personal Computers                                            400                                        100
--------------------------------------------------------------------------------------------------------------
  File/Data Servers                                              29                                          8
--------------------------------------------------------------------------------------------------------------
  Networks                                                       20                                          0
--------------------------------------------------------------------------------------------------------------
Office Software Suites                                          380                                         20
----------------------
--------------------------------------------------------------------------------------------------------------


         The Company's internal evaluation of its internal systems is complete with the exception of PBX and other telephone equipment, and the remediation phase has begun. In addition, in the last quarter of 1998, the Company currently expects to complete sending letters to certain of its significant hardware, software, and other equipment vendors and other material service providers, as well as to its significant customers, requesting them to provide the Company with detailed, written information concerning existing or anticipated Year 2000 compliance by their systems insofar as the systems relate to such parties' business activities with the Company. While the Company cannot thoroughly assess these other companies' processes and the systems on which they rely, the Company will attempt to identify areas of vulnerability and reengineer its interactions appropriately. In the event a third party relationship is deemed to impose an outright negative material impact on its operations, the Company will engage alternative service-providers who have been thoroughly screened for compliance. The Company currently expects to complete these inquiries by March 30, 1999.

         Remediation and Testing Phase. The activities conducted during the remediation and testing phase are intended to address potential Year 2000 problems in Company owned and operated software, hardware, and communications systems, as well as other non information technology equipment and facilities with embedded chips, in an effort to demonstrate that the affected systems will be Year 2000 compliant on a timely basis. All computer software systems in use for critical business systems are vendor supplied. Of these systems, our accounting and human resources systems have been certified Year 2000 compliant and will be substantially tested by December 31, 1998. The Company is in the process of consolidating four loan processing systems to two. The consolidation currently is expected to be completed by February 28, 1999. During the same timeframe, the surviving loan servicing systems will be upgraded to the Year 2000 compliant versions of the software and tested internally. These systems will then be tested with major customers and investors to ensure that the delivery of proper data will occur in the Year 2000. The Company currently expects that all non-compliant servers will be upgraded to Year 2000 compliant operating systems by December 31, 1998. The Company currently expects that all non-compliant PCs will be put out of service by December 31, 1998. The Company has a large surplus of Year 2000 compliant PCs that will be substituted for non-compliant models. All non-Year 2000 compliant office software are expected to be replaced by June 30, 1999. The Company currently expects that all PBX, and other telephone equipment will be remediated by March 30, 1999.

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

                   11      Statement re re-computation of per share earnings *

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

                                                            THE WMF GROUP, LTD.

         Date: December 22, 1998                            By: /s/ Shekar Narasimhan
                                                                ---------------------
                                                            Shekar Narasimhan
                                                            Director, President and Chief
                                                            Executive Officer

         Date: December 22, 1998                            By: /s/ Michael D. Ketcham
                                                                ----------------------
                                                            Michael D. Ketcham
                                                            Executive Vice President, Chief Financial
                                                            Officer and Treasurer (Principal Financial Officer)