Form 10-K
period 1998-12-31
WMF GROUP LTD
filed 1999-03-31
CIK 1039206

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K
                                   ---------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998
                                            -----------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
          For the transition period from  _________ to _____________

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

Title of Each Class                    Name of Each Exchange on Which Registered
--------------------------------------------------------------------------------
Common Stock, $.01 par value                    The Nasdaq Stock Market


       Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, Yes X No ____
                                       -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $57.7 million based on the closing price of such shares on The Nasdaq Stock Market as of March 29, 1999.

As of March 29, 1999 there were 11,260,415 shares of common stock issued and
                                ----------
outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:
THE PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF STOCKHOLDERS IS INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

                              The WMF GROUP, LTD.

                                   FORM 10-K

                               TABLE OF CONTENTS
                               -----------------


Item No.                                                                           Page
--------                                                                           ----
          PART I

   1.     Business                                                                    3

   2.     Properties                                                                 17

   3.     Legal Proceedings                                                          17

   4.     Submission of Matters to  a Vote of Security Holders                       18

          PART II

   5.     Market for Registrant's Common Equity and Related Stockholder Matters      18

   6.     Selected Financial Data                                                    19

   7.     Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                      21

   7a.    Quantitative and Qualitative Disclosure about Market Risk                  32

   8.     Financial Statements and Supplementary Data                                32

   9.     Changes in and disagreements with Accountants on Accounting and
          Financial Disclosure                                                       32

          PART III

   10.    Directors and Executive Officers of the Registrant                         32

   11.    Executive Compensation                                                     32

   12.    Security Ownership of Certain Beneficial  Owners and Management            32

   13.    Certain Relationships and Related Transactions                             32

          PART  IV

   14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K           32

                  A Warning About Forward Looking Statements

     This report may contain "forward-looking statements." Any statement in this report, other than a statement of historical fact, may be a forward-looking statement.

     You can generally identify forward-looking statements by looking for words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe" or "continue." Variations on those or similar words, or the negatives of such words, also may indicate forward-looking statements.

     Although the Company believes that the expectations reflected in this report are reasonable, the Company cannot assure you that its expectations will be correct. The Company has included a discussion entitled "Risk Factors" in this report, disclosing important factors that could cause its actual results to differ materially from its expectations. If in the future you hear or read any forward-looking statements concerning the Company, you should refer to these Risk Factors.

    The forward-looking statements in this report are accurate only as of its date. If the Company's expectations change, or if new events, conditions or circumstances arise, the Company is not required to, and may not, update or revise any forward-looking statement in this report.


                                    PART I

ITEM 1.   BUSINESS

                               COMPANY OVERVIEW

     The WMF Group, Ltd. (the "Company") is one of the largest commercial mortgage financial services companies in the United States, as measured by servicing portfolio size, according to a survey published by the Mortgage Bankers Association of America (the "MBA"). As the nation's largest originator of Federal National Mortgage Association ("Fannie Mae") and Federal Housing Authority ("FHA") insured multifamily and health care loans, the Company has originated more than $9 billion in conventional and FHA-insured multifamily and commercial loans since 1993, and has a servicing portfolio of approximately $12.1 billion, at December 31, 1998. The company has 346 employees and operates 19 offices nationwide. The Company has three principal lines of business: (i) mortgage banking, (ii) capital markets and (iii) advisory services.

     The WMF Group, Ltd. is a Delaware corporation formed in October 1992 under the name "WMF Holdings, Inc." Originally, the Company was created to hold the operations of WMF Huntoon, Paige Associates Limited ("WMF Huntoon Paige") and WMF Washington Mortgage Corp. ("WMF Washington Mortgage"). WMF Huntoon Paige and WMF Washington Mortgage are wholly-owned subsidiaries of the Company.

     WMF Huntoon Paige has originated and serviced multifamily and healthcare mortgages insured by FHA under various owners and under various names since 1979. WMF Washington Mortgage acquired WMF Huntoon Paige in 1991. WMF Washington Mortgage has originated and serviced multifamily and commercial mortgages under various owners and under various names since 1984.

     On April 1, 1996, NHP Incorporated ("NHP") purchased the Company and named it "NHP Financial Services, Inc." In early 1997, NHP was acquired by Apartment Investment and Management Co. ("AIMCO"). As a condition of that purchase, AIMCO required NHP to spin-off the Company. On December 8, 1997, the Company became an independent, publicly traded company. The Company's primary shareholders are Demeter Holdings Corporation ("Demeter"), Phemus Corporation ("Phemus") and Capricorn Investors II, L.P. ("Capricorn"). Demeter and Phemus are affiliates of Harvard Private Capital Holdings, Inc. ("Harvard").

                               INDUSTRY OVERVIEW

     The Company believes that the financing of commercial and multifamily real estate offers significant growth opportunities. Commercial and multifamily real estate encompasses a wide spectrum of assets including multifamily, office, industrial, retail and hospitality. These assets are financed by an estimated $1.3 trillion of outstanding commercial real estate debt. During the past ten years, total commercial mortgage originations have averaged approximately $210 billion annually, of which approximately 75 percent to 80 percent consist of non-multifamily assets. The Company anticipates that on a stabilized basis, the commercial real estate market will require debt financing for existing properties of approximately $120 to $140 billion annually, plus additional amounts for new construction.

     Mortgage banking involves the origination and servicing of mortgage loans. Commercial mortgage banks have arranged a significant portion of the debt financing for commercial real estate. Historically, commercial mortgage banks originated and serviced loans for life insurance companies in specified geographic regions. In addition to providing loans to life insurance companies, some commercial mortgage banks acted as originators for Government Sponsored Entities ("GSEs") such as Fannie Mae and Federal Home Loan Mortgage Corporation ("Freddie Mac"), and also acted as brokers for other lenders. As a result, a fragmented industry has developed which is comprised of small local and regional firms.

     However, since the early 1990s the commercial mortgage banking industry has experienced significant change, in part due to the growth in commercial mortgage securitization, the expanded involvement of GSEs, increased borrower sophistication and advances in information technology. Many of the existing firms lack the capital and financial sophistication to compete effectively in today's rapidly changing market. Accordingly, the Company believes the commercial mortgage industry is going through a period of consolidation similar to that experienced in the residential mortgage industry. Although consolidation provides significant growth opportunities for the Company, certain risks are also involved. See "Risk Factors -- The Company May Be Unable to Complete Acquisitions or Enter into New Business Lines."


                             STRATEGIC OBJECTIVES

     Because of its geographic scope, multiple investor relationships, underwriting expertise, operating systems and product development capabilities, the Company believes that it is well-positioned to compete effectively in the commercial real estate financing industry. Technological demands, large and sophisticated infrastructure for real estate underwriting and risk evaluation, and rapid market changes increasingly characterize this industry. The Company believes that these developments will lead to the creation of large and sophisticated mortgage finance enterprises offering a wide spectrum of commercial finance products. The Company seeks to use its existing infrastructure and market position to increase market share of its established businesses and to expand into related businesses.

     The Company seeks to increase reported earnings and cash flow through (i) acquisitions, (ii) internal growth, (iii) design and delivery of new mortgage products, including structured loan products and participating loan products,
(iv) expansion into related businesses, such managing commercial mortgage investment funds, and (v) diversification of fee income sources.

Acquisitions. The Company has pursued a strategy of acquiring (1) multifamily and commercial mortgage businesses that either serve key real estate markets in the United States or provide specialized services that enhance its product line, and (2) additional servicing portfolios. In the past, the Company has sought to acquire companies with active and productive loan origination staffs, significant market share and servicing portfolios of $250 million or more and expects to continue to do so in the future, to the extent adequate capital and attractive opportunities are available.

Since 1996, the Company has made six acquisitions (the "Acquistions"):

 .    During 1996, the Company increased its portfolio of serviced mortgages by
     40.9 percent from $4.4 billion to $6.2 billion, primarily as a result of two acquisitions. On May 13, 1996, WMF Huntoon Paige purchased a portion of the loan production pipeline and servicing, as well as certain other assets, of American Capital Resources Investment Corp. ("ACR") for approximately $4.2 million, plus potential future payments based on realization of loans closed from the pipeline through August 1997. The acquired pipeline and loan production offices originated approximately $138 million in multifamily and healthcare loans for WMF Huntoon Paige in 1996.

 .    On December 31, 1996, WMF Washington Mortgage acquired all of the common stock of Detroit-based Proctor & Associates of Michigan ("Proctor"), the 37th largest commercial mortgage banking firm in the United States based on a survey by the MBA. WMF Washington Mortgage paid approximately $3.7 million in cash to acquire Proctor. The acquisition brought to the Company a $1.1 billion loan servicing portfolio of multifamily, retail and office building mortgages, as well as 17 active correspondent relationships with life insurance companies.

 .    On April 15, 1997, WMF Washington Mortgage purchased substantially all of the mortgage banking assets and liabilities of Askew Investment Company ("Askew") in Dallas, Texas for $5.6 million, excluding transaction costs (82 percent of which was paid at closing and the remaining 18 percent of which will be paid in the form of earnouts upon the attainment of certain performance objectives over a 36-month period). Askew is a multifamily and commercial mortgage bank with correspondent relationships with 14 insurance companies, which originated $375 million of mortgages in 1996. The acquisition increased the Company's mortgage servicing portfolio by $425 million and gave the Company access to the traditional insurance company whole-loan buyers in the markets served by Askew. The purchase also provided the Company with a new source of loans it intended for securitization through the Company's capital market relationships.

 .    On November 5, 1997, WMF Washington Mortgage purchased 100 percent of the outstanding stock of The Robert C. Wilson Company and its Arizona subsidiary (collectively, "Robert C. Wilson") for a purchase price of approximately $4.0 million in cash (80 percent of which was paid at closing and the remaining 20 percent of which will be paid in the form of earnouts upon the attainment of certain performance objectives over a 42-month period). In addition to its mortgage and equity origination and servicing activities, Robert C. Wilson provides commercial office leasing and real estate sales. Robert C. Wilson has correspondent relationships with 24 insurance companies and originated approximately $475 million of mortgages in 1997. The acquisition increased the Company's servicing portfolio by $554 million.

 .    On December 23, 1997, WMF Washington Mortgage purchased substantially all of the mortgage banking assets of New York Urban West, Inc. ("New York Urban") for a purchase price of approximately $4.9 million in cash (84 percent of which was paid at closing and the remaining 16 percent of which will be paid in the form of earnouts upon the attainment of certain performance objectives over a 42-month period). An approved HUD mortgagee, New York Urban originated $225 million of mortgages in 1997 and had correspondent relationships with several life insurance companies. The acquisition increased the Company's servicing portfolio by $1.3 billion.

 .    On March 27, 1998, the Company created WMF Carbon Mesa Advisors, Inc. ("WMF
     Carbon Mesa"), which purchased all of the assets of Carbon Mesa Advisors, Inc. and Strategic Real Estate Partners for a combination of cash and common stock. WMF Carbon Mesa develops new loan products, manages commercial mortgage investment funds, provides special asset management services and originates commercial mortgages.

The Company also grows its servicing portfolio through the acquisition of servicing rights. Since 1992, the Company has acquired servicing rights on approximately $1.3 billion of mortgages in over 44 transactions.

     The Company routinely reviews and conducts investigations of potential acquisitions of multifamily and commercial mortgage businesses. As of March 30, 1999, the Company does not have any agreements or letters of intent with respect to pending acquisitions. However, if the Company has access to sufficient capital, the Company may enter into discussions with one or more potential acquisition targets in the commercial mortgage financial services business. The Company cannot assure you that such discussions will result in future acquisitions, or that if those acquisitions are completed, they will be successful.

Internal Growth. The Company has grown through internal expansion. This growth has occurred though a combination of opening of new offices, hiring new loan officers, implementing loan officer training programs, and creating a national sales force capable of originating loans for multiple of investor sources. Prospectively, the Company seeks to grow via continued expansion of its national origination system, further streamlining of its servicing operations, and the realization of other operating efficiencies.

     - In addition to expanding its origination system through acquisitions, the Company opened four new loan origination offices and hired 16 new loan officers in 1998. Through training and other management initiatives, the Company has developed a national sales force, capable of selling all loan products offered by the Company.

     - The Company implemented a cost-reduction program, which is expected to result in savings of at least $7.5 million annually from previously anticipated levels. See "Major Developments in 1998 - Cost-Saving Measures".

     As a result of acquisitions and internal growth, the Company has increased loan originations by approximately 62 percent annually, from approximately $240 million in 1992 to approximately $4.3 billion in 1998. The Company's servicing portfolio has increased by approximately 26 percent annually, from approximately $3.0 billion in 1992 to $12.1 billion as of December 31, 1998.


Design and delivery of new mortgage products. Since 1992, the Company has been involved in developing more than eight new products, including one of the first whole-loan conduits (Common Sense/SM/), a revolving credit facility for real estate investment trusts, a bridge loan program for mark-to-market properties and a forward commitment program for tax-credit new construction. Using these products, the Company has originated loans totaling over $1.7 billion from 1992 to 1998.

     The Company has also enhanced its interim financing product, has added a number of loan products to sell to life insurance companies, has created a small loan program, and has developed a securitized loan product with a major Wall Street conduit for commercial lending. The Company intends to enhance its ability to develop new financing products in response to changing market conditions, including continued development of bridge loan products, as well as the addition of high-yield, mezzanine and participating loan products. The Company cannot assure you that it will be successful in developing any particular new product or, if a product is developed, that it will be profitable for the Company.

Expansion into related businesses. The Company seeks to build upon its experience in evaluating real estate to expand its services and develop related products. The Company has used its expertise to provide due diligence services for institutional clients, to enter the advisory services/funds management business and to expand its presence in the commercial mortgage-backed securities market. Other possible businesses may include asset management, commercial leasing and management and the purchase and retention of commercial mortgage-backed securities. Expansion may occur through a combination of acquisitions, strategic alliances and internal business development. There can be no assurance that the Company will seek to undertake any specific line of business, or that, if it undertakes a particular line of business, that the business will be successful.

Fee Diversification. The Company intends to manage the risks of the commercial real estate financing industry by (i) focusing its activities on earning service and origination fees rather than earning interest on retained mortgage assets,
(ii) developing strategic relationships with multiple investors, (iii) lending to a variety of commercial asset classes and (iv) operating on a national basis.

 .  Fee-based Earnings. In 1998, approximately 96.8% of the Company's revenue was
   ------------------
   generated from origination, servicing and other related fees. Of this amount, fees and other revenue related to servicing and funds management agreements accounted for approximately 44% of Company fee revenue. In addition to providing a stable source of earnings, this approach requires significantly less capital than the retention of mortgage assets. While it may make minority investments in funds it manages, the Company does not intend to take significant principal risk positions.

 .  Multiple Investors.  In the past, changes in the financial markets and
   -------------------
   investor requirements have contributed to the volatility of the commercial mortgage financial markets. The Company seeks to manage this risk by developing strategic relationships with a variety of investor sources, including commercial banks, GSEs, investment banks and insurance companies. The Company believes this strategy enabled it to originate $1.1 billion of multifamily and commercial mortgages in the fourth quarter of 1998 despite the limited liquidity in the conduit market.

 .  Multiple Asset Classes. The Company has lent to a wide variety of commercial
   ----------------------
   asset classes, including multifamily, retail, office and hospitality. The Company believes that business and financing cycles vary among asset classes. By lending to multiple asset classes, the Company can reduce risk and improve operating efficiency by redeploying its origination activities as market conditions change.

 .  National Presence.  The Company has 19 loan origination offices located
   ------------------
   throughout the country and has originated loans in every state and the District of Columbia. This national presence provides another source of diversification, helping to mitigate the risk posed by changes in regional business conditions.

   See "Risk Factors" for a detailed discussion of the risks that may affect the Company.

                          MAJOR DEVELOPMENTS IN 1998

1998 Losses. During the year ended December 31, 1998, the Company incurred a net loss of $33.3 million, or $6.38 per share. Almost all of these losses were incurred at the Company's wholly owned subsidiary WMF Capital Corp. ("Capital Corp.") and resulted from volatility in commercial mortgage-backed securities markets and interest rates on U.S. Treasury securities. Despite the losses, the Company's mortgage banking segment remained profitable during the year, and the Company as a whole experienced increased revenue during 1998.

Losses and Restructuring at Capital Corp. Most of the Company's losses during 1998 resulted from short-sale transaction losses related to Capital Corp.'s inventory of mortgage loans. During the first three quarters of 1998, Capital Corp. originated $969 million in mortgage loans. To protect itself against interest rate fluctuations prior to the sale or securitization of its loans, Capital Corp. entered into arrangements for the short sale of U.S. Treasury securities. Because of interest rate volatility during that period, the Company was required to fund losses related to changes in the value of its short-sale positions. To reduce its exposure to margin calls, Capital Corp. sold $691 million in loans and closed the related U.S. Treasury short positions at a loss in the third quarter of 1998.

     During December of 1998, Capital Corp. sold the remainder of its loan inventory and closed the related short-sale positions without incurring additional losses. As part of these sales, the Company and Commercial Mortgage Investment Trust, Inc. ("COMIT") purchased $2.4 million and $7.6 million, respectively, of subordinated interests in a pool of $63.5 million of these loans. COMIT is a real estate investment trust ("REIT") that is owned by Harvard, Capricorn and the Company. WMF Carbon Mesa manages COMIT. See "The Company's Lines of Business - Advisory Services (WMF Carbon Mesa)" for more information on WMF Carbon Mesa.

     As a result of the losses incurred, Capital Corp. was unable to satisfy certain loan commitments. Capital Corp. has settled one claim related to these obligations but Capital Corp. may not be able to settle similar claims in the future. See "Risk Factors -- Unsatisfied Loan Obligations May Cause Additional Losses." The Company does not intend to contribute additional capital to Capital Corp. or to take principal risk positions at Capital Corp.

Cost-Saving Measures. In response to its 1998 losses, the Company implemented a cost-reduction program, reducing its workforce by 15 percent and decreasing general and administrative expenses. The Company expects that the cost-reduction program will result in annual savings of at least $7.5 million from previously anticipated levels, beginning in 1999.

Issuance and Repayment of Subordinated Notes. On September 4, 1998, the Company entered into a Credit Agreement with COMIT. Under the Credit Agreement, Harvard and Capricorn contributed a total of $20 million to COMIT, and the Company then sold $20 million of its subordinated notes to COMIT. The Company also issued warrants to COMIT entitling it to purchase 1,200,000 shares of common stock at $11.25 per share. COMIT later assigned 960,000 of the warrants to Harvard and 240,000 of the warrants to Capricorn. As part of the Recapitalization Plan, described below, Harvard and Capricorn surrendered those warrants. The Company repaid $16.6 million of the subordinated notes on December 31, 1998. On March 12, 1999, the Company repaid the remaining principal and interest due under the subordinated notes, and the notes were canceled.

Recapitalization Plan. To provide for its working and other capital needs after the losses at Capital Corp., the Company entered into the Recapitalization Plan. The Recapitalization Plan had two parts and raised a total of approximately $27.5 million of new equity:

 .  Sale of $16.6 Million of Capital Stock to Demeter, Phemus and Capricorn

   On December 31, 1998, Demeter, Phemus and Capricorn acquired 3,635,972 shares of the Company's Class A Non-Voting Convertible Preferred Stock (the "Class A Stock") for total cash proceeds of approximately $16.6 million. On January 14, 1999, each share of Class A Stock was converted into one share of common stock. As a result of these transactions, Demeter acquired 2,757,633 shares of the Company's common stock, Phemus acquired 151,145 shares of common stock, and Capricorn acquired 727,194 shares of common stock.

   As part of the Class A Stock transaction, Harvard and Capricorn canceled the warrants to purchase 1,200,000 shares of common stock issued to COMIT in connection with the subordinated notes. In addition, Demeter, Phemus and Capricorn entered into a Standby Purchase Agreement to purchase up to 664,028 shares of common stock not otherwise purchased in the rights offering described below, for a total purchase price of $3,320,140. The Company applied the proceeds of the sale of Class A Stock to repay part of the subordinated notes held by COMIT.

   Because of their participation in this transaction, Demeter, Phemus and Capricorn agreed not to exercise, transfer or acquire any rights during the rights offering.

 .  $10.9 Million Public Rights Offering/Private Placement

   The Company issued all of its shareholders of record as of February 1, 1999,
   1.072 transferable rights for each share of common stock held by them on that date. Each right entitled its holder to purchase one share of common stock for $5.00. The rights expired on March 8, 1999.

   Through the rights offering, the Company sold a total of 1,482,271 shares of common stock for total proceeds of approximately $7.4 million. On March 19, 1999, Demeter, Phemus and Capricorn completed the purchase of a total of 664,028 shares of the Company's common stock pursuant to the Standby Purchase Agreement, for total proceeds to the Company of approximately $3.3 million. Also, Capricorn has agreed to purchase an additional 34,520 shares at $5.375 per share, for proceeds to the Company of $185,545. The Company expects that this sale to Capricorn will close shortly.

   The Company applied the proceeds from the rights offering first to repay the remaining subordinated notes held by COMIT. The Recapitalization Plan resulted in the effective conversion of the Company's $20 million of subordinated notes into common stock and raised approximately $7.5 million of additional common equity, which was used to repay borrowings under the Company's revolving line of credit and for working capital.

Expansion into Funds Management. Though the acquisition of Carbon Mesa Advisors, Inc. and Strategic Real Estate Partners in March 1998, the Company started its advisory services segment, which manages commercial mortgage investment funds, provides special asset management services and develops new loan products. In June, the Company, with Harvard and Capricorn, formed a commercial mortgage REIT to invest in bridge, mezzanine, and structured loans originated by the Company. The REIT is managed by WMF Carbon Mesa and is expected to fund up to $345 million of commercial and multifamily mortgages through June 1999.

                        THE COMPANY'S LINES OF BUSINESS

MORTGAGE ORIGINATION

      Mortgage origination involves the making of loans to borrowers who use real estate property as collateral. The Company's staff of 59 loan originators targets a wide variety of borrowers, including developers, local entrepreneurial owners, large portfolio owners and public companies such as REITs.

      Currently, the Company originates mortgages through two channels -- retail and correspondent. For the retail operation, the Company has loan originators in 19 offices located throughout the country. Those individuals directly solicit owners of real estate, as well as local multifamily and commercial mortgage brokers. The Company believes that having a local presence within a market significantly adds to its understanding of the local economic, demographic and real estate trends, thus allowing it to serve borrowers and investors better. A local presence also helps develop borrower relationships and identify new customers.

      In those markets where the Company does not have a retail presence, it acts through "correspondent relationships" with local mortgage brokers. In this relationship, a local commercial mortgage broker identifies potential borrowers and refers them to the Company for their loans. Currently, the Company originates loans through correspondents throughout the United States. In 1998, the Company obtained 25.9 percent of its $4.3 billion of loan originations through correspondents.

      The Company's relationship with correspondents differs between multifamily and commercial lending and FHA lending. For multifamily and commercial lending, the Company enters into an agreement with each correspondent which generally provides that (1) the borrower will pay the correspondent, usually based on a percentage of the loan, (2) in some instances, the Company will have a right of first refusal to finance properties meeting the criteria of its loan programs and investors and (3) the correspondent will be eligible for incentive fees based on the servicing fees received by the Company from the originated loans. Generally either party to a multifamily and commercial correspondent agreement may terminate the relationship without cause upon prior written notice. The multifamily and commercial correspondent agreements usually do not place geographic restrictions on either the Company or the correspondent.

      With respect to FHA lending, correspondents generally enter into agreements with the Company for each individual transaction and the terms of the agreements vary from transaction to transaction. These agreements define the compensation, roles, representations and warranties for the correspondent and the Company.

     After it identifies a potential borrower, the Company determines which of its mortgage products best meets the borrower's needs. Then the Company works with the borrower and a mortgage investor to prepare a loan application. When the borrower completes the application, the Company's underwriters conduct due diligence. In the case of FHA loans, the FHA conducts due diligence. See "-- Mortgage Underwriting" below. The loan is evaluated, and if appropriate, submitted to a loan committee consisting of senior officers of the Company.

     If the Company or the FHA approves the loan, the Company issues a commitment to the borrower. Normally, the Company simultaneously commits to sell the loan to an appropriate investor. This simultaneous commitment from both a borrower and a mortgage investor enables the Company to eliminate its exposure to interest rate changes for each transaction. Typical investors include insurance companies, banks, credit corporations, GSEs (such as Fannie Mae) and other institutional investors. Typically the Company funds a loan 15 to 30 days after the loan commitment. At that time, the Company funds the loan using its warehouse lines of credit and the borrower pays the Company an origination fee, typically one percent of the principal amount of the loan.

     Within 10 to 45 days after funding the loan, the Company completes the sale of the loan to an investor. In connection with such sales, the Company sometimes retains certain liabilities. See "Risk Factors -- The Company is Liable for Certain Representation and Warranties Concerning Mortgage Loans" and "Risk Factors -- The Company May Incur Losses on Mortgage Loans Under the DUS Program." After selling a mortgage loan, the Company typically retains the right to service the loan. See "-- Mortgage Servicing" below.

     As of December 31, 1998, the Company held 33 mortgage loans for sale with an aggregate principal balance of $34.2 million. After December 31, 1998, the Company sold these loans. As of December 31, 1997, the Company held 32 mortgage loans for sale with an aggregate principal balance of $49.4. After that date, the Company sold these loans. As of December 31, 1998, the Company's subsidiary, Capital Corp., had $65.8 million of forward commitments to lend that were not matched with investor commitments. Those commitments are subject to market risk until such time as a permanent investor is identified. See "Risk Factors - The Company May Incur Losses Related To Loan Commitments For Which It Does Not Have A Purchaser And Has Not Entered Into Hedge Arrangements" below.

     The Company provides a diverse range of products to borrowers through three business units: Conventional Multifamily, FHA Multifamily and Healthcare, and Commercial/Life Insurance Company. The following table sets forth information regarding loan origination volume by business unit for each of the last three years.

                   LOAN ORIGINATION VOLUME BY BUSINESS UNIT
                             (DOLLARS IN MILLIONS)

                                               1998       1997      1996
                                             --------  --------  --------
     CONVENTIONAL MULTIFAMILY                $1,263.5  $  742.0  $  505.4
     FHA MULTIFAMILY AND HEALTHCARE             451.3     489.7     505.6
     COMMERCIAL/LIFE INSURANCE/ (1)/          2,633.9   1,075.2     117.5
                                             --------  --------  --------
     TOTAL                                   $4,348.7  $2,306.9  $1,128.5
                                             ========  ========  ========

/(1)/ Includes Capital Corp. and other conduit originations.

Conventional Multifamily (Fannie Mae). This business unit finances multifamily properties that are not supported by governmental insurance or guaranties. The Company sells such loans to a variety of mortgage investors, including Fannie Mae. Through WMF Washington Mortgage, one of the Company's most active conventional products is Fannie Mae's Delegated Underwriting and Servicing Program ("DUS Program"). Currently, there are only 26 companies approved to participate in this program. The Company, through WMF Washington Mortgage, originated approximately $660 million and $240 million of DUS Program loans in 1998 and 1997, respectively.

     Under the DUS Program, Fannie Mae allows WMF Washington Mortgage to approve, close and service loans on multifamily mortgages that meet predetermined criteria. Fannie Mae commits to purchase these loans after they close. As part of the program, Fannie Mae requires that participating companies share in the risk of loss on the loan. See "Risk Factors -- The Company May Incur Losses on Mortgage Loans Under the DUS Program." In return for sharing the risk of loss, the Company receives a servicing fee that is significantly higher than its typical fee. The Company underwrites each loan to manage its loss exposure and enhance its return on servicing. See "-- Mortgage Underwriting" below.

     In addition to its participation in the DUS Program, the Company, through WMF Washington Mortgage, is a Fannie Mae Prior Approval Lender and is one of the designated post-closing review lenders for the Fannie Mae Aggregation Facility. These programs allow WMF Washington Mortgage to sell certain loans to Fannie Mae that would not otherwise qualify for the DUS Program. Unlike DUS, however, neither of these programs requires that the Company share in the risk of loss.

FHA Multifamily and Healthcare. The Company, through WMF Huntoon Paige, is the largest provider of FHA-insured multifamily and healthcare financing in the country. The Company originates and services both construction and permanent loans. For the twelve months ended September 30, 1998, WMF Huntoon Paige originated approximately 12.0 percent of all FHA multifamily and healthcare insured debt financing, more than any other FHA mortgagee.

     The Company operates FHA lending through a separate subsidiary because typical property characteristics, borrower requirements, licensing and approval processes differ significantly between FHA and conventional multifamily financing. The Company, through WMF Huntoon Paige, is an FHA-approved mortgagee and, as such, must comply with the applicable requirements of the National Housing Act ("Housing Act") and the regulations and policies of the FHA that are promulgated pursuant to the Housing Act. See "Risk Factors-The Company May Be Unable To Continue To Comply With Government Regulations and Programs," below.

Commercial/Life Insurance Company Loans. With its acquisitions in 1996 and 1997, the Company substantially increased its presence in the market for commercial, non-multifamily financing. The Company originates loans secured by a variety of properties, including office buildings, retail centers, hotels, warehouses and nursing homes. Through relationships with regional mortgage banks, insurance companies have been particularly active investors in this segment. The Company, through its acquisitions, has established relationships with a number of insurance companies, including: John Hancock, UNUM, Canada Life, CIGNA, American General, Nationwide, Berkshire Life, Government Personnel Mutual and Century Life.

     In addition to originating commercial and multifamily loans placed with insurance companies, the Company has established origination relationships with commercial mortgage conduits operated by major financial institutions, including Greenwich Capital Markets and NationsBank, N.A. In 1998, the Company originated loans totaling approximately $1.5 billion through commercial mortgage conduits. The Company will typically process conduit eligible loans through WMF Funding, a division of WMF

Washington Mortgage (see "-Capital Markets (WMF Funding)" below).

MORTGAGE UNDERWRITING. The Company's originators work with underwriters who perform due diligence on all loans prior to commitment and approval. The Company's underwriters assess each proposed loan including a review of (1) borrower financial position and credit history, (2) past operating performance of the underlying collateral, (3) potential changes in project economics and (4) appraisal, environmental and engineering studies completed by a pre-approved list of third-party consultants. Additionally, underwriters inspect the property, review tenant and lease files, survey comparable markets, and analyze area economic and demographic trends. A loan committee consisting of the Company's senior officers reviews and approves each proposed loan.

     The Company applies its own underwriting guidelines, as well as those provided by investors. Among other things, the Company considers debt service coverage and loan-to-value ratios, property financial and operating performance, quality of property management, borrower credit history and tenant profile. The standards vary from investor to investor and may include a subjective element based on an assessment of the total credit risk. The standards generally do not involve mechanical application of a set formula. The Company revises its underwriting criteria based on its experience and as market conditions and investor requirements change.

     Due in part to its underwriting procedures, in 1998 the Company achieved a loan delinquency rate (i.e., loans delinquent over 60 days) equal to only .14 percent of its entire conventional multifamily and commercial portfolios based on unpaid principal balance. In connection with the Fannie Mae DUS Program, the Company has originated over 358 DUS loans since 1990 with original principal balances in excess of $1.9 billion. The Company has experienced one loss of $0.3 million on a DUS Program loan. Another lender originated that loan, and the Company acquired the risk-sharing obligation as part of its DUS approval in 1990.

     The Company uses the underwriting criteria established by the FHA to recommend loans for FHA insurance. The Company must provide the FHA with certain information. The FHA then examines the loans and decides whether to provide insurance.

MORTGAGE SERVICING

     As a mortgage servicer, the Company performs both primary and master servicing functions. Primary servicing involves the collection of mortgage payments, maintenance of escrow accounts for the payment of taxes and insurance premiums, remittance of payments of principal and interest, reporting to investors on financial and property issues and general loan administration. The primary servicer must inspect properties, determine the adequacy of insurance coverage, monitor delinquent accounts and, in cases of extreme delinquency, institute forbearance arrangements or foreclosure proceedings on behalf of investors.

     Master servicers administer and report on securitized pools of mortgage-backed securities. Normally, the mortgages in the pool are serviced by individual primary servicers. Master servicing agreements typically require the primary servicer to retain responsibility for administering the mortgage loans, and the master servicer supervises the primary servicers by monitoring their compliance with the servicing contract. The master servicer consolidates all accounting and reporting to the issuer of the securities.

     The Company has contracts to service loans with mortgage owners and originators of mortgage-backed securities. The contracts are generally for a term equal to the term of the serviced mortgage or the mortgage-backed security and are terminable for cause. Contracts with insurance companies who own mortgages are usually terminable on 30 days' notice by the owner, in many instances without cause. In some circumstances, the insurance company must pay a termination fee if it terminates a servicing contract without cause. Under these agreements, the Company receives an annual fee for primary servicing. The fee typically ranges from five basis points to 40 basis points of the unpaid principal balance of the loans underlying the securities. Fees for master servicing typically range from one to ten basis points.

     As of December 31, 1998, the Company acted as the primary servicer for approximately $10.6 billion of loans and as the master servicer for an additional $1.6 billion of loans. These loans were obtained through the Company's origination network and through the purchase of servicing rights. A breakdown of the servicing portfolio is shown below.

                      SERVICING PORTFOLIO BY PRODUCT TYPE
                                 $ IN MILLIONS

                                           YEAR ENDED DECEMBER 31,
                                          -----------------------
                                          1998      1997     1996
                                          ----      ----     ----
          CONVENTIONAL MULTIFAMILY      $ 2,583   $ 1,544   $1,644
          FHA AND GINNIE MAE              3,905     4,201    3,076
          COMMERCIAL                      4,069     4,173    1,267
          MASTER SERVICING                1,585       952      214
                                        -------   -------   ------
             TOTAL                      $12,142   $10,870   $6,201
                                        =======   =======   ======

     The Company principally services loans in its offices in Vienna, Virginia; Edison, New Jersey; and Houston, Texas. It employs approximately 70 people in these servicing facilities. As of December 31, 1998, the Company serviced 3,154 loans. As part of its servicing functions on these loans, the Company managed escrow accounts totaling approximately $350 million and processed approximately $83.0 million in principal and interest payments each month. The Company continuously reviews its servicing operations and seeks to implement improvements in its systems and business processes.

CAPITAL MARKETS (WMF FUNDING)

     To capitalize on its national loan origination system and conduit loan processing system, as well as to reduce the capital requirements and principal risks associated with operating a conduit, the Company created WMF Funding, a division of WMF Washington Mortgage, in December 1998. The Company has entered into a strategic relationship with Greenwich Capital Markets ("Greenwich") pursuant to which WMF Funding will originate loans for sale to Greenwich. Greenwich is expected to pool these loans with other loans and then sell interests in, or "securitize," the pool. The Company will service the loans it originates and receive a portion of the profits, if any, from any securitization of those loans.

     Prior to September 1998, the Company had operated an independent commercial mortgage conduit through its subsidiary Capital Corp. The operations of Capital Corp. have been curtailed since it suffered substantial losses in the second and third quarters of 1998 and the Company has determined not to make further investments in Capital Corp. However, the Company cannot assure you that it will not be required to do so.

ADVISORY SERVICES (WMF CARBON MESA)

     The Company's advisory services segment, WMF Carbon Mesa, was formed in March 1998, when the Company acquired all of the assets of Carbon Mesa Advisors, Inc. and Strategic Real Estate Partners. Based in Los Angeles, WMF Carbon Mesa manages a private commercial mortgage fund, provides a variety of advisory services to institutional investors and originated over $400 million in loans and investments in 1997. WMF Carbon Mesa employs 16 people.

     WMF Carbon Mesa develops new loan products, manages commercial mortgage investment funds, provides special asset management servicing and originates commercial mortgages. In June 1998, WMF Carbon Mesa entered into an agreement to manage COMIT. COMIT invests in multifamily and commercial mortgages, primarily those originated by the Company that are not sold in securitizations or to other institutional investors. These types of multifamily and commercial loans include bridge, mezzanine and structured transactions.

     Financial information for each of the Company's operating segments is included in Note 15 of the Company's Consolidated Financial Statements.

EMPLOYEES

     At December 31, 1998, the Company employed 346 persons. Most of these people work in professional, administrative and technical positions and no employee is represented by a labor union or subject to a collective bargaining agreement. The Company believes that its employee relations are generally good.

                                 RISK FACTORS

UNSATISFIED CONTRACTUAL COMMITMENTS MAY CAUSE ADDITIONAL LOSSES - As a result of the losses described above (See "Major Developments in 1998 - 1998 Losses") and to reduce its exposure to additional losses, the Company has decided that it will no longer contribute capital to Capital Corp. This determination, combined with changes in market conditions, resulted in Capital Corp.'s being unable to fulfill its obligations under at least one loan commitment. The Company has settled all claims related to that loan commitment, but the Company cannot assure you that it will not incur significant losses in the future related to the Company's inability to meet other contractual commitments of Capital Corp.

LOSSES RELATED TO LOANS HELD FOR SALE FOR WHICH THE COMPANY DOES NOT HAVE INVESTOR COMMITMENTS COULD AFFECT THE COMPANY'S RESULTS OF OPERATIONS -Generally the Company sells loans to third-party mortgage investors at predetermined prices before the Company funds or purchases the loan. However, sometimes the Company originates or purchases a mortgage loan before an investor has agreed to purchase it from the Company. During the period between the Company's origination or purchase of a loan and the sale of the loan to an investor (called the "holding period"), the Company must bear the interest rate risk and credit risk associated with that loan. If the holding period is long, the Company's risks are higher. Adverse changes in interest rates, the market for these mortgage loans or the value of assets securing the mortgages could impair the Company's ability to sell loans, increasing the Company's holding period and potential losses. If the Company is unable to sell its loans for a long period of time, the Company's business and results of operations could be materially adversely affected.

THE COMPANY MAY INCUR LOSSES RELATED TO LOAN COMMITMENTS FOR WHICH IT DOES NOT HAVE A PURCHASER AND HAS NOT ENTERED INTO HEDGE ARRANGEMENTS - Capital Corp. has entered into forward commitments to lend money on certain terms and conditions which subject the Company to interest rate and market risks until the Company sells the loans. As of December 31, 1998, Capital Corp. had commitments outstanding to extend credit to borrowers of $65.8 million. No investor has committed to purchase these loans, and Capital Corp. has not entered into arrangements to manage the interest rate and market risk associated with those loans. If interest rates increase or the demand for such loans declines before Capital Corp. is able to sell these loans, Capital Corp. may incur significant losses. The Company is currently seeking investors for the loans, but the Company cannot assure you that Capital Corp. will not incur significant losses before such an investor is found or that it will locate an investor at all.

COMPANY'S LOSS OF DEFERRED TAX ASSETS COULD ADVERSELY AFFECT SHAREHOLDER EQUITY-As of December 31, 1998, the Company had $17.3 million in deferred tax assets related to the Company's losses during 1998. The Company has recognized the tax benefit of those operating losses as deferred tax assets and believes that it is more likely than not that the Company will have sufficient taxable income to realize the tax benefits of those losses during the next 20 years. However, in the event of a change of control of the Company or Capital Corp. or certain other material changes in the Company's business, the Company would have to establish a valuation allowance against the deferred tax asset. An increase in the valuation allowance relating to the deferred tax asset could adversely affect operating results and shareholder equity.

THE COMPANY MAY BE UNABLE TO COMPLETE ACQUISITIONS OR ENTER INTO NEW BUSINESS LINES - The Company plans to expand its business both internally and through acquisitions of other commercial mortgage financial service companies. The Company cannot assure you that it will be able to support its continued growth. The Company also cannot assure you that it will be able to identify, finance and purchase additional acquisition candidates, or that future acquisitions, if completed, will be successful.

     When the Company acquires new businesses with different markets, customers, financial products, systems and management, the Company may have difficulty integrating those business into its existing operations. This integration process may cause unforeseen difficulties and may require a large portion of management's attention and the Company's resources. These difficulties may be particularly acute as the Company expands into business lines outside of its traditional multifamily business.

     The Company originally focused on originating and servicing mortgages on multifamily properties, such as apartment buildings and condominiums. Since 1996, the Company has expanded its origination and servicing of mortgages on other commercial properties, such as office buildings, hotels, and retail stores. The Company plans to continue to expand its business in both the multifamily and commercial mortgage areas. See "Business - Strategic Objectives."

     To support, manage and control continued growth, the Company must be able to hire, train, retain, supervise and manage its workforce. The Company must also develop the skills necessary to compete successfully in its new business lines. In particular, the success of certain acquisitions may depend on the Company's ability to retain key employees of the acquired business.

THE COMPANY MAY INCUR LOSSES ON MORTGAGE LOANS UNDER THE DUS PROGRAM - WMF Washington Mortgage is an approved lender under the Fannie Mae DUS Program. Under this program, WMF Washington Mortgage originates, places and services multifamily loans for Fannie Mae without having to obtain Fannie Mae's prior approval for each loan.

     The DUS Program requires WMF Washington Mortgage to pay a portion of any losses on mortgages that it originates under the program. These losses may cost WMF Washington Mortgage up to 20 percent of the original principal balance of the loan. Additionally, if borrowers default under loans in the DUS Program, the value of WMF Washington Mortgage's servicing rights for those loans could materially decrease. See "The Company's Operations May Decline As a Result of Impairment of Mortgage Servicing Rights"

     To remain in the DUS Program, WMF Washington Mortgage must maintain a letter of credit or cash sufficient to cover its estimated portion of any losses. As of December 31, 1998, the unpaid principal balance of WMF Washington Mortgage loans in the DUS Program totaled $1.5 billion and WMF Washington Mortgage had a $6.3 million reserve for probable loan losses under the DUS Program. WMF Washington Mortgage also had a $5.2 million letter of credit to pay for losses under the program. While the Company believes that these reserves are sufficient, actual losses under the DUS Program could exceed these reserves and hurt the Company's performance. If the Company incurs and is required to fund additional losses, results of operations may be adversely affected.

THE COMPANY IS LIABLE FOR CERTAIN REPRESENTATIONS AND WARRANTIES CONCERNING MORTGAGE LOANS - When the Company originates mortgage loans and then sells them to investors, the Company must make certain representations and warranties concerning those mortgages. These representations and warranties cover such matters as title to mortgaged property, lien priority, environmental reviews and certain other matters. When making these representations and warranties, the Company relies in part on similar representations and warranties made by the borrower or others.

     If the representations made by a borrower or others are false, the Company will have a claim against the borrower or other party. The Company's ability to recover its damages, however, depends on the financial condition of the party that made the false representation. In addition, the Company makes some representations and warranties even though it does not receive similar representations and warranties from borrowers or others. If those representations are later found to be false, the Company would have to pay for any losses and would not have a claim against another party. The Company cannot assure you that it will not experience a material loss as a result of its representations and warranties.

THE COMPANY MAY INCUR LOSSES AS A RESULT OF CHANGES IN GENERAL ECONOMIC CONDITIONS - The following general economic conditions could have an adverse effect on the Company's business:

          .    periods of general, regional or industry-related economic
               slowdown or recession,
          .    declining demand for real estate or
          .    changes in interest rate levels.

     An economic slowdown will generally reduce the Company's origination and sales of mortgages, which generated approximately 56.0 percent of the Company's revenue during 1998. In addition, periods of economic slowdown or recession may increase the risk that borrowers will default on multifamily and commercial mortgage loans, and those defaults may have an adverse effect on the Company's financial condition. When the owner of a mortgage forecloses on a property, the Company's servicing fees may be reduced or eliminated and the Company may experiences additional losses.

     Periods of economic slowdown or recession may be accompanied by decreased demand for multifamily or commercial properties. Decreased demand may result in declining values for the properties securing outstanding loans, and decreased property values weaken the Company's collateral coverage and increase the possibility of losses in the event of default. If more properties are for sale during recessionary periods, the Company may receive lower prices when it sells foreclosed properties, or it may have to delay such sales. The Company cannot assure you that it will be able to sell foreclosed properties in the multifamily or commercial markets. Any material deterioration of such markets could reduce the Company's proceeds from foreclosure sales.

THE COMPANY EARNINGS MAY BE AFFECTED BY CHANGES IN INTEREST RATES - The Company believes that interest rate changes can affect its operating results in a variety of ways, including impacts on origination fees, servicing fees, placement fee income and gains on loan sales, as well as its own cost of financing. Generally, interest rate increases reduce the level of economic and real estate activity, thereby decreasing the demand for mortgage financing, which in turn may negatively affect the Company's ability to earn origination fees and generate gains on loan sales. In addition to possibly depressing loan origination levels, gains on loan sales may be further restricted because the value of fixed income securities, such as many real estate mortgages, tend to decline as interest rates increase. Finally, interest rate increases raise the cost of debt financing, particularly if the Company finances its operations with variable rate debt.

     Interest rate increases, however, positively affect Company earnings from loan servicing activities. A reduction in real estate activity may reduce the risk of borrower prepayments, potentially increasing the level of servicing fees and the value of the Company's servicing portfolio. Additionally, placement fee income earned by the Company may benefit from increased interest rate levels.

     Declines in interest rates should generally have a corresponding favorable impact on Company earnings from originating, loan sales and financing activities and a negative impact on servicing and placement fee income. Changes in the relationship between short-term and long-term interest rates may also affect the Company's results of operations. The Company earns net interest income, typically based upon long-term rates earned on loans held between loan closing and mortgage investor funding. Net interest income increases when long-term rates increase relative to short-term rates and decreases when short-term rates increase relative to long-term rates.

     Although the Company believes that the interest rate environment generally has the foregoing effects, there is no consistent correlation between interest rate levels and either the Company's revenues or its overall profitability. In part, this lack of correlation reflects the refinancing of existing permanent and construction mortgages at their maturities which may occur regardless of the interest rate environment. Additionally, approximately 56 percent of the Company's revenues are derived from originating and approximately 44 percent of the Company's revenues are derived from servicing activities, and interest rates have different impacts on each, as described above.

     See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for additional information about the Company's exposure to interest rate risk.

THE COMPANY'S OPERATIONS MAY DECLINE AS A RESULT OF IMPAIRMENT OF MORTGAGE SERVICING RIGHTS - Under generally accepted accounting principles ("GAAP"), the Company must treat its servicing rights as an asset. Servicing rights are recorded as an asset on the Company's balance sheet at either the purchase price paid for the servicing rights or the relative fair value of the servicing rights at the time the Company sells a loan and retains the servicing associated with that loan. The Company also must amortize the value of the servicing rights over their estimated lives.

     If the value of the servicing rights, as shown on the Company's balance sheet, exceeds their fair value, then the rights are impaired. The fair value of the servicing rights may be affected by, and impairment may result from, factors such as:

          .    changes in mortgage prepayments, which tend to increase as long-
               term interest rates decline, and tend to decrease as such
               interest rates rise;
          .    prepayment penalty terms, including lockout and yield maintenance requirements;
          .    higher than expected rate of loan defaults;
          .    lower than expected short-term interest rates;
          .    factors which impact the net cash flow generated from the
               servicing rights, such as the cost of servicing such loans; and
          .    the underlying loans' average custodial balances (the amount deposited by borrowers for taxes, deposits and replacement reserves).

     To the extent that the Company's servicing rights are impaired, the Company's operating results may be adversely affected. Although the Company has not recorded any impairment in the Consolidated Financial Statements presented herein, it may record impairment at any time in the future. The Company cannot assure you that it has accurately estimated the factors that could cause impairment of the servicing, or that the Company's mortgage servicing rights can be sold at their value, if at all.

THE COMPANY MAY INCUR LOSSES UPON TERMINATION OF CERTAIN SERVICING CONTRACTS -As of December 31, 1998, the Company had contracts to service mortgages with a total principal balance of $12.1 billion. Approximately 24 percent of those contracts are terminable upon 30 days' notice by the owner of the serviced mortgage. Most of the contracts with these termination provisions are for the servicing of mortgages held by insurance companies. As the Company increases its servicing of mortgages held by insurance companies, the percentage of servicing contracts with such termination provisions may also increase.

     The rest of the Company's servicing contracts are for a term equal to the life of the mortgage. The holder of the mortgage may terminate the contract only for cause, after paying the Company a termination fee, or after prepayment or other early termination of the mortgage.

     If a significant number of the Company's mortgage servicing contracts were terminated and the Company were unable to replace them with new servicing contracts, the Company's operations would be adversely affected.

THE COMPANY MAY BE UNABLE TO CONTINUE TO COMPLY WITH GOVERNMENT REGULATIONS AND PROGRAMS -

     The Company's operations are regulated by:

          . federal, state and local government authorities, including the FHA and the Government National Mortgage Association ("Ginnie Mae");
          . various federal, state and local laws and judicial and administrative decisions; and
          . regulations of GSEs (such as Fannie Mae) that purchase mortgages originated and/or serviced by the Company.

     Among other things, these laws, regulations and decisions:

          .    require the Company to maintain a minimum net worth, minimum lines of credit, minimum liquid reserves and minimum errors and omissions and fidelity insurance;
          .    require the employment of trained personnel competent to perform their assigned responsibilities;
          .    require periodic financial reports;
          .    require a quality control plan for the underwriting, origination and servicing of loans;
          .    restrict loan originations, credit activities, maximum interest rates, and finance and other charges;
          .    regulate disclosures to customers, the terms of secured
               transactions and personnel qualifications; and
          .    require certain collection, repossession and claims-handling procedures and other trade practices.

     Although the Company believes that it complies in all material respects with applicable laws and regulations and with the requirements of mortgage purchasers, the Company cannot assure you that it will be able to continue to comply if more restrictive laws, rules, regulations or requirements are adopted in the future. If the Company fails to comply with all applicable requirements, the Company could lose the opportunity to originate, sell or service mortgages in certain jurisdictions, or to originate mortgages on behalf of, sell mortgages to or service mortgages held by certain institutions. If that occurs, the Company's financial results could be adversely affected.

     The FHA insured approximately 10.4 percent of loans originated by the Company during the year ended December 31, 1998 and approximately 44.9 percent of loans serviced by the Company as of December 31, 1998. If the laws or regulations governing FHA programs change, the availability of FHA-insured loans could decrease, and the Company's ability to originate or service those mortgages could be affected. Any such change could have a material adverse effect on the Company and its results of operations.

THE COMPANY MAY INCUR LOSSES RELATED TO THE YEAR 2000 CONVERSION - The Year 2000 Problem refers to errors that may occur when computers use two digits rather than four to define the applicable year. Software and hardware may recognize a date using "00" as the year 1900, rather than the year 2000. If a computer does not recognize a date on or after January 1, 2000, the error could, among other things, prevent the Company from processing transactions, sending invoices or engaging in other normal business activities.

     Although the Company's Year 2000 program (see "Management's Discussion and Analysis Of Financial Condition and Results of Operations - Year 2000") is intended to minimize the adverse effects of the Year 2000 Problem on the Company's business and operations, the actual effects of the Year 2000 Problem and the success or failure of the Company's efforts described below cannot be known until after January 1, 2000. If the Company, its major vendors, service providers or major customers fail to address adequately the Year 2000 Problem in a timely manner, the Company's business, results of operations and financial condition could be adversely affected.

THE COMPANY MAY NOT BE ABLE TO COMPETE WITH OTHER MORTGAGE BANKING BUSINESSES - The Company's competition varies by geographic market. Generally, competition is fragmented with very few national competitors and many local and regional competitors.

In addition, the Company's business is characterized by low barriers to entry, and new competitors have recently been successful in raising the capital necessary to enter the business. Moreover, certain of the Company's competitors are larger and have greater financial resources than the Company, including the commercial mortgage banking arms of General Motors, General Electric, Mellon Bank, Banc One and First Union. The Company competes largely on the basis of its experience in purchasing and servicing and on its ability to respond promptly to changing market conditions. Although management believes that the Company is well positioned to continue to compete effectively in the multifamily and commercial mortgage banking businesses, there can be no assurance that it will do so or that the Company will not encounter further increased competition in the future which could limit its ability to maintain or increase its market share.



ITEM 2. PROPERTIES

The following table summarizes information about the Company's primary leased office space:

    --------------------------------------------------------------------------------------------------------------------------
      Location of the           Approximate square feet            Lease Expiration         Business Segment
           office                      Occupied                           Date               Occupying Space
    --------------------------------------------------------------------------------------------------------------------------
    Vienna, VA                        52,000 sf                   December 31, 2000      Mortgage Banking, Headquarters
    --------------------------------------------------------------------------------------------------------------------------
    Edison, NJ                        15,200 sf                     April, 28, 2000      Mortgage Banking
    --------------------------------------------------------------------------------------------------------------------------
    Houston, TX                       10,200 sf                    January 28, 2001      Mortgage Banking
    --------------------------------------------------------------------------------------------------------------------------
    Los Angeles, CA                   17,700 sf                    January 30, 2007      Advisory  Services, Mortgage Banking
    --------------------------------------------------------------------------------------------------------------------------
    Charlotte, NC                     16,500 sf                   February 14, 2003      Capital Markets, Mortgage Banking
    --------------------------------------------------------------------------------------------------------------------------
    New York, NY                      13,600 sf                    October 20, 2008      Mortgage Banking
    --------------------------------------------------------------------------------------------------------------------------

     The Company's headquarters are currently located in Vienna, Virginia. In addition to the offices listed above, the Company has thirteen corporate offices located around the country, including Phoenix, AZ; Detroit, MI; Dallas, TX; Denver, CO; and Atlanta, GA.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved from time to time in legal proceedings arising in the ordinary course of business. In connection with the Company's loan servicing activities, the Company is indemnified to varying degrees by the party on whose behalf the Company is acting. The Company also maintains insurance that management believes is adequate for the Company's operations. Except as described below, none of the legal proceedings in which the Company is currently involved, either individually or in the aggregate (and after consideration of available indemnities and insurance), is expected to have a material adverse effect on the Company's business or financial condition; however, any claims asserted in the future may result in legal expenses or liabilities which could have a material adverse effect on the Company's business or financial condition.

     Two lawsuits have been filed against Capital Corp. alleging, among other things, breach of contract by Capital Corp. due to its failure to fund certain loan commitments issued by it. The Company is also named as a defendant in one of the lawsuits. An adverse judgement in these matters against Capital Corp. would be material to Capital Corp., and if against the Company, could be material to the Company. Capital Corp. is attempting to resolve the matters by settlement and compromise but no assurances can be given that such attempts will be successful. The Company does not anticipate a material adverse judgement against it in the case where it is named as a defendant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1998.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock began trading on December 8, 1997 and trades on The Nasdaq Stock Market under the symbol "WMFG".

     The following table sets forth the high and low per-share closing prices for the Company's common stock for each quarterly period since its initial public offering:

                     CALENDAR YEAR                        HIGH       LOW
                     -------------                        ----       ---
          1997
          ----
          Fourth Quarter (from December 9, 1997)          $14      $12 1/8

          1998
          ----
          First Quarter                                32 1/2       11 1/8
          Second Quarter                               28 1/4       19 5/8
          Third Quarter                                    29            5
          Fourth Quarter                                8 1/4        3 3/8

          1999
          ----
          First Quarter (through March 29, 1999)        6 1/2        4 3/4

     On March 29, 1999, the Company had approximately 244 stockholders of record.

     The Company does not anticipate declaring and paying cash dividends on the Company's common stock in the foreseeable future. The decision whether to apply any legally available funds to the payment of dividends on the Company common stock will be made by the Board of Directors of the Company from time to time in the exercise of its business judgment, taking into account the Company's financial condition, results of operations, existing and proposed commitments for use of the Company's funds and other relevant factors.

     The Company's ability to pay dividends may be restricted from time to time by financial covenants in its credit agreements or in arrangements with or regulations of government sponsored entities.

     On December 30, 1998, the Company issued a total of 250,000 warrants as part of a settlement agreement between the Company and one of its borrowers. As adjusted, the warrants permit the borrower to purchase 100,000 shares of the Company's common stock at $5.90 per share and 150,000 shares of the Company's common stock at $9.70 per share. The exercise price of the warrants may be further adjusted upon the occurrence of certain dilutive events. Also as part of the settlement, the Company issued 50,000 shares of its common stock to be held in escrow to secure Capital Corp.'s obligations under the settlement agreement. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), because they did not involve any public offering.

     On December 31, 1998, the Company sold a total of 3,635,972 shares of Class A Stock to Demeter, Phemus and Capricorn for total proceeds of approximately $16.6 million. The shares of Class A Stock were subsequently converted to an equal number of shares of common stock. The Company used the proceeds from the sale of Class A Stock to partially repay the subordinated notes held by COMIT. The sale of the Class A Stock was exempt from registration pursuant to Section 4(2) of the Securities Act, because the sale did not involve any public offering.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial and operating data of the Company as of and for each of the years ended December 31, 1998, 1997, 1995. Also set forth is data as of and for the three-month period ended March 31, 1996 and as of and for the nine-month period ended December 31, 1996. The data for the three-month period ended March 31, 1996 and the nine-month period ended December 31, 1996 are presented separately as a result of the acquisition of the Company, which was formerly known as WMF Holdings Ltd., by NHP effective April 1, 1996 (the "NHP Acquisition"). The table also sets forth pro forma income statement data for the year ended December 31, 1996 giving effect to the NHP Acquisition as though it occurred January 1, 1996. The selected financial data of the Company as of and for each of the above mentioned periods were derived from the Company's consolidated financial statements contained elsewhere herein. The pro forma data (which are unaudited) are derived from the footnote 19 of the Company's consolidated financial statements contained in this document. The pro forma results are not necessarily indicative of operating results that would have been achieved had the NHP Acquisition actually occurred on January 1, 1996. Additionally, the pro forma operating results are not intended to be a projection of results of future operations. The selected financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, pro forma financial statements and related notes included elsewhere herein.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                        WMF Holdings Ltd. and
                                                   The Company                                                Subsidiaries
                                       -------------------------------                                 --------------------------
                                                                                        For the period   For the period
                                                                           Pro Forma      April 1 to      January 1 to    Year Ended
                                                                         December 31,    December 31,       March 31,   December 31,
                                               1998           1997         1996 (1)          1996             1996          1995
                                       ---------------------------------------------------------------------------------------------
                                                                           (Unaudited)
INCOME STATEMENT DATA
Revenues                                     $ 72,541       $ 44,645       $ 30,301        $23,473           $ 6,828     $ 21,999
Expenses                                      105,863         42,203         29,416         22,318             6,523       21,222
Net income (loss)                             (33,322)         2,442            885          1,155               305          777
Net income (loss) per share-Basic (2)           (6.38)          0.57           0.21           0.27              0.07         0.16
Weighted average shares
 outstanding-Basic (2)                          5,224          4,272          4,217          4,217             4,217        4,717
Net income (loss) per share-Diluted(2)          (6.38)          0.55           0.21           0.27              0.07         0.16
Weighted average shares outstanding-
 Diluted(2)                                     5,224          4,452          4,217          4,217             4,217        4,717

                                           DECEMBER 31,   DECEMBER 31,             DECEMBER 31,          MARCH 31,     DECEMBER 31,
                                               1998          1997                      1996                 1996           1995
                                               ----          ----                      ----                 ----           ----
BALANCE SHEET DATA
Mortgage loans held for sale                 $ 34,217       $ 49,431                       $40,263           $23,116     $ 32,462
Servicing rights                               26,243         26,796                        22,460             8,477        8,466
Total assets                                  144,527        119,331                        88,097            48,976       57,176
Total debt (3)                                 79,151         59,904                        46,136            34,108       43,304
Shareholders' equity                           27,378         38,825                        22,528             4,324        4,018
OTHER DATA
Cash Flows from
 Operating  activities   (4)                 $ 14,086       $ (1,099)      $  1,275        $(8,708)          $ 9,983     $(21,897)
 Investing  activities   (4)                  (54,759)       (21,463)        (9,824)        (9,276)             (548)      (2,343)
 Financing  activities   (4)                   41,122         26,529          7,833         17,029            (9,196)      26,833
EBITDA (4)                                    (41,168)        11,439          8,256          6,502             1,754        4,743

_____________
(1) Adjusted to reflect results of operations for the twelve months ended December 31, 1996, as if the NHP Acquisition had occurred January 1, 1996. Adjustments include all income amounts for the three months ended March 31,1996 and additional amortization of $575,648.

(2) Gives retroactive effect to a 789.94 per share stock split effective October 3, 1997.

(3) Includes $5,000,000 of notes to the Company's former shareholder as of March 31, 1996 and December 31, 1995, which were repaid in conjunction with the NHP Acquisition.

(4) Operating, investing and financing cash flow represents the amount of cash generated from operating, investing and financing activities, respectively, as determined using GAAP.

(5) EBITDA is a non-GAAP presentation of the Company's performance and consists of income (loss) from operation before non-warehouse interest expense, income taxes, depreciation and amortization. EBITDA is included because it is used in the industry as a measure of a company's operating performance and provides information in addition to that supplied by GAAP-based data regarding the ability of the Company's business to generate cash, but should not be constructed as an alternative either (i) to income (loss) from operations (determined in accordance with GAAP) as measure of profitability or (ii) to cash flows from operating activities (determined in accordance with GAAP). EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses and EBITDA as measured by the Company may not be comparable to EBITDA as measured by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     On April 1, 1996, NHP acquired all the outstanding capital stock of the Company for consideration of approximately $21 million, in the form of $16.8 million in cash and 210,000 shares of NHP Common Stock. (For periods prior to NHP's acquisition of the Company, the Company is referred to as "WMF Holding."). As a result of the NHP Acquisition, all assets and liabilities acquired were recorded at their fair value which resulted in an increase of the recorded value of the Company's servicing rights of $10.7 million and goodwill of $5.1 million.

     The following discussion and analysis presents the significant changes in financial condition and results of operations of the Company for the years ended December 31, 1998, 1997 and 1996. The results of operations of acquired businesses are included in the Company's consolidated financial statements from the date of acquisition. This discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein. For the purpose of comparing the year ended December 31, 1997 to the year ended December 31, 1996, the three months ended March 31, 1996 has been combined with the nine months ended December 31, 1996. As a result of the NHP Acquisition, the year ended December 31, 1997 includes $575,000 of additional amortization expense as compared to the year ended December 31, 1996. For purposes of comparing the year ended December 31, 1997 and 1996, no other income statement amounts have been impacted by the NHP Acquisition.

          Although it incurred significant losses in 1998, since 1996, the Company has experienced significant growth in its revenues, annual production volume and servicing volume. The Company seeks to continue to expand its business through (i) acquisitions, (ii) internal growth, (iii) design and delivery of new mortgage products, (iv) expansion into related businesses, and
(v) diversification of fee income sources. On a going-forward basis, to the extent that the Company is successful in completing acquisitions, the Company will experience increased expenses associated with the amortization of goodwill and acquired mortgage servicing rights and, if the acquisitions are financed by additional indebtedness, an increase in interest expense. Through its acquisitions, the Company's primary focus is to increase its mortgage origination capabilities and servicing portfolio as well as to expand into related businesses. Accordingly, such acquisitions may result in a short-term decrease in income from operations during the period from acquisition through a period necessary to integrate the acquired companies.

RESULTS OF OPERATIONS - SUMMARY

     The Company's primary business activities are commercial and multifamily loan servicing, loan origination and sales of the loans to investors in the secondary market. With the formation of Capital Corp. and the acquisition of Carbon Mesa in the first quarter of 1998, the Company operated a commercial mortgage conduit, manages commercial mortgage investment funds and provides special asset management services. The Company manages its operations through three business segments: mortgage banking, capital markets, and advisory services. Revenues from mortgage banking activities are earned from the origination of commercial and multifamily real estate mortgage loans and the servicing of such loans. Sources of mortgage banking revenue include loan servicing fees, gains on sale of mortgage loans (including related gains on originated servicing rights), interest income on loans prior to sale, "placement fees" (revenue earned relating to utilization of escrow funds) and origination fee income. In capital markets, the principal sources of revenue include gain on the sale of mortgage loans, gains on the sale of servicing and interest income on loans prior to securitization. Structuring fee income, management fees and origination fees represent the major sources of income for the advisory services segment.

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

  Segment Financial Information and Reconciliation to Consolidated Statements
                           Statements of Operations
                                (in thousands)

                                             Year Ended       Year Ended       Year Ended
                                            December 31,     December 31,     December 31,
                                                1998             1997             1996
                                           -----------------------------------------------
Revenue                                                                        (Proforma)
-------
Mortgage Banking (1)                         $  67,567          $44,645           $30,301
Capital Markets                                  3,484                -                 -
Advisory Services                                1,490                -                 -
                                            ----------------------------------------------
Total                                           72,541           44,645            30,301
Consolidated Statement                          72,541           44,645            30,301

Expenses (2)
------------
Mortgage Banking (1)                            59,169           39,116            27,154
Capital Markets                                 60,379                -                 -
Advisory Services                                2,114                -                 -
Non-operating interest                           3,267              758               278
                                            ----------------------------------------------
Total                                          124,929           39,874            27,432
Consolidated Statement                         124,929           39,874            27,432

Pretax income (loss)                           (52,388)           4,771             2,869

Provision (benefit) for taxes                  (19,066)           2,329             1,984
                                            ----------------------------------------------
Net income (loss)                             ($33,322)         $ 2,442           $   885
                                            ==============================================

Mortgage Banking EBITDA (1)                     16,074           11,439           $ 8,256
Capital Markets EBITDA                         (56,766)               -                 -
Advisory Services EBITDA                          (476)               -                 -
                                            ----------------------------------------------
Total                                         ($41,168)         $11,439           $ 8,256
Consolidated EBITDA                           ($41,168)         $11,439           $ 8,256

(1)  Mortgage banking operations includes corporate administrative expenses.
(2) The company recognized reorganization and recapitalization expenses of approximately $2.0 million with approximately $1.7 million reported in mortgage banking and $341,000 reported in capital markets.

The following table sets forth information derived from the Company's consolidated balance sheet for each of the periods presented and a reconciliation to the Company's consolidated balance sheet:

                                      December 31,    December 31,     December 31,
                                         1998            1997             1996
                                     ----------------------------------------------
Assets
------
Mortgage Banking (1)                    $131,264        $119,331           $88,097
Capital Markets                            8,558               -                 -
Advisory Services                          4,705               -                 -
                                     ----------------------------------------------
Total                                    144,527         119,331            88,097
Consolidated Statement                  $144,527        $119,331           $88,097


(1)  Mortgage banking operations includes corporate administration.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     Net income (loss) was ($33.3) million for the year ended December 31, 1998, a decrease of $35.7 million from $2.4 million for the same period in 1997. The decline in net income was due primarily to U.S. Treasury short sale transaction losses of $36.7 million and losses of $10.5 million on loan sales at Capital Corp. The losses were partially offset by higher gains on loan sales, servicing revenue and placement fee income in the mortgage banking segment and structuring fee income in the advisory services segment. Net income includes a tax benefit of $19.1 million for the year ended December 31, 1998.

     The Company's earnings (losses) before non-operating interest expense, income taxes, depreciation and amortization (EBITDA) for the year ended December 31, 1998 was ($41.2) million, a decrease of $52.6 million from $11.4 million for the same period in 1997. The decrease in EBITDA for the year ended December 31, 1998 as compared to 1997 is due primarily to U.S. Treasury short sale transaction losses and losses on loans sales at Capital Corp., as discussed above. Higher servicing fee and placement fee income in the mortgage banking segment helped to offset the loss in EBITDA, as the Company's servicing portfolio balance at December 31, 1998 was $12.1 billion, up from $10.9 billion as of December 31, 1997.

     EBITDA is widely used in the industry as a measure of a company's operating performance, but should not be considered as an alternative either (i) to income from continuing operations (determined in accordance with GAAP) as a measure of profitability or (ii) to cash flows from operating activities (determined in accordance with GAAP). EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that are available for discretionary uses.

     The Company's consolidated tax benefit for the year ended December 31, 1998 was $19.1 million, compared to a tax expense of $2.3 million for the same period in 1997. The tax provision change is the result of the Company recognizing a deferred tax asset related to the losses incurred at Capital Corp. during the year ended December 31, 1998. Differences between the effective income tax rate and the federal and state income tax rates are due primarily to the amortization of goodwill, a portion of which is not deductible for income tax purposes. The Company has concluded that it is more likely than not to have sufficient taxable income, either through continuing operations or asset dispositions during the carry forward period, to realize the tax benefit of $19.1 million.

Mortgage Banking Operations:

     Servicing fees earned by the mortgage banking segment were $14.7 million for the year ended December 31, 1998, an increase of $2.8 million or 24% from $11.9 million for the same period in 1997. Revenue related to mortgage servicing is based upon the unpaid principal balance of loans serviced. The increase in servicing fees for the year ended December 31, 1998 is a result of the average principal balance of mortgage banking segment's servicing portfolio increasing to $11.7 billion in 1998, from $7.8 billion in 1997, an increase of 49%.
The mortgage banking segment's servicing portfolio year-end principal balance was $12.1 billion and $10.9 billion for 1998 and 1997, respectively, an increase of 11%. The percentage increase in average principal balance is greater than the percentage increase in the year-end servicing portfolio primarily due to a sale of servicing rights at the end of the fourth quarter of 1998 and the servicing portfolio increases resulting from the acquisitions of Askew, Robert C. Wilson, and New York Urban in 1997. Typically, the percentage increase in servicing fee revenue is less than the percentage increase in the average servicing portfolio because the servicing fee on the added servicing, which includes servicing received from insurance companies and conduits, is lower than the Company's historical average servicing rate. The average servicing fee rate was .126% in 1998, a decrease of .026% from .152% in 1997.

     Gain on sale of mortgage loans was $31.3 million for year ended December 31, 1998, an increase of $11.6 million or 59% from $19.7 million for the same period in 1997. For the year ended December 31, 1998, the mortgage banking segment sold $3.3 billion in mortgage loans, as compared to $2.3 billion for the year ended December 31, 1997. Gain on sale of mortgage loans includes the gain on recognizing originated mortgage servicing rights in the amount of $6.0 million and $2.1 million for the years ended December 31, 1998 and 1997, respectively. In addition, 1998 results include a $1.3 million loss related to an interest rate lock agreement, which was terminated in the third quarter.

     Gain on sale of servicing rights was $2.0 million for the year ended December 31, 1998, an increase of $1.7 million from $0.3 million for the same period in 1997. The increase in income is attributed to the sale of approximately $500 million of servicing rights.

     Interest income was $5.9 million for the year ended December 31, 1998, an increase of $0.1 million or 1.7% from $5.8 million for the same period in 1997. The increase in income is attributed to the higher average balance of loans held until funding during the fourth quarter of 1998.

     Placement fee income was $8.5 million for the year ended December 31, 1998, an increase of $3.2 million or 60% from $5.3 million for the same period in 1997. This increase was the result of an increase in the average investor escrow balances held by the Company, to $340 million from $277 million for the year ended December 31, 1998 and 1997, respectively. The escrow balances are on deposit in escrow bank accounts and are not included in the Company's balance sheet.

     Other income (which includes prepayment penalties, termination fees and loan management fees) was $5.2 million for the year ended December 31, 1998, an increase of $3.5 million or 206% from $1.7 million for the same period in 1997. The increase in income is attributed primarily to higher termination and prepayment fees associated with the prepayment of loans serviced by the Company. This increase in prepayments is mainly the result of a lower interest rate environment in 1998, which resulted in higher mortgage refinancing.

     The mortgage banking segment's total expenses consist of salaries and benefits (including commissions), other general and administrative expenses, provision for loan servicing losses, operating interest expense, amortization of mortgage servicing rights and other depreciation and amortization. The mortgage banking segment's expenses include corporate administrative expenses.

     Salaries and benefits, the largest category of expenses for the segment, increased with loan production due to the payment of commissions on loan originations. Salaries and benefits expense was $32.3 million for the year ended December 31, 1998, an increase of $11.1 million or 52%, from $21.2 million for the same period in 1997. This increase is due primarily to increased originations and the Acquisitions. Salaries and benefits related to corporate administrative costs also increased due to the acquisition of WMF Carbon Mesa and the formation of Capital Corp. These factors, combined with mortgage banking's expansion into non-multifamily commercial lending, contributed to the increase in the number of mortgage banking and corporate administrative employees to 318 as of December 31, 1998 from 272 as of December 31, 1997. Additionally, salaries and benefits in the fourth quarter of 1998 include approximately $429,000 related to severance payments as a result of the Company's cost-savings measures.

     General and administrative expenses consist of professional fees, travel, reorganization and recapitalization expenses, management information, equipment rental, and other expenses. General and administrative expenses were $12.3 million for the year ended December 31, 1998, an increase of $4.7 million or 62% from $7.6 million for the same period in 1997. The increase is a result of integration and start-up costs associated with the Acquisitions and formation of Capital Corp., as well as recapitalization and reorganization costs incurred during the fourth quarter of 1998. Recapitalization and reorganization costs reported in general and administrative expenses totaled $1,201,500 and include approximately $300,000 in legal and accounting fees, $337,500 in financial advisory service fees and $564,000 in other costs.

     Occupancy expense was $3.8 million for the year ended December 31, 1998, an increase of $1.7 million or 81% from $2.1 million for the same period in 1997. This increase was due to an increased number of offices in 1998.

     The mortgage banking segment's provision for loan servicing losses was $1.1 million for the year ended December 31, 1998, an increase of $371,000 or 51% from $729,000 for the same period in 1997. The provision for losses is the result of management's ongoing assessment of the Company's exposure related to its Fannie Mae DUS portfolio. Mortgage banking's principal balance of Fannie Mae DUS loans in the servicing portfolio was $1.5 billion and $944 million as of December 31, 1998 and 1997, respectively. Although management considers the allowance appropriate and adequate to cover inherent loan servicing losses, management's judgment is based on a number of assumptions about future events which are believed to be reasonable but which may or may not prove valid. There can be no assurance that losses will not exceed the allowance, and future increases in the allowance may be required.

     Warehouse interest expense was $2.3 million for the year ended December 31, 1998, an increase of $0.8 million or 53% from $1.5 million for the same period in 1997. The increase is due to commitment fees paid to the warehouse lender during the fourth quarter of 1998 to temporarily increase the warehouse line.

     Non-operating interest expense was $3.3 million for the year ended December 31, 1998, an increase of $2.5 million or 313% from $0.8 million for the same period in 1997. The interest expense on a $20 million note issued by COMIT, combined with increased borrowings under bank credit facilities, contributed to the increase in expense.

     Depreciation and amortization was $7.7 million for the year ended December 31, 1998, an increase of $1.8 million or 31% from $5.9 million for the same period in 1997. This increase was due primarily to the amortization related to the originated mortgage servicing rights recognized during 1998 and the full year effect of amortization of goodwill related to 1997 Acquisitions.

Capital Markets Segment:

     Capital Corp., the capital markets segment of the Company, was formed in February of 1998 to conduct the securitization conduit activities of the Company. During the year, capital markets experienced a loss of $10.5 million on the sale of loans with a principal balance $971.0 million. This loss is net of gains from the sales of the related servicing rights of $5.5 million.

     Interest income earned on commercial mortgage loans held for sale was $14.9 million for the year ended December 31, 1998. The capital markets segment sold its remaining loan portfolio of $278.8 million during the fourth quarter of 1998.

     Salary and benefits expense was $5.4 million for the year ended December 31, 1998. This expense includes $341,000 of severance costs associated with the Company's reorganization and recapitalization, which took place during the fourth quarter of 1998.

     Occupancy expense was $772,000 for the year ended December 31, 1998.

     Interest expense on warehouse balances was $12.2 million for the year ended December 31, 1998. Capital Markets sold its remaining loan portfolio and closed out the related warehouse balances during the fourth quarter of 1998.

     Realized losses on short sales of U.S. Treasury securities for the year ended December 31, 1998 was $36.7 million. Those losses were attributed to the Company's use of short sales of U.S. Treasury securities to manage interest rate volatility. The losses resulted from volatility in commercial mortgage-backed securities and interest rates on U.S. Treasury securities.

     Other general and administrative expense was $6.1 million for the year ended December 31, 1998. Capital Corp. recognized $1.5 million in legal settlement expenses incurred in connection with the curtailment of conduit operations during the fourth quarter.

Advisory Services Segment:

     The advisory services segment of the Company, WMF Carbon Mesa, began operations during the second quarter of 1998. Revenue within the advisory services segment of the Company consists of origination fee income and management fees. Origination fee income includes structuring fees and loan processing fees, which are included in gain on loan sales. Structuring fees are paid to WMF Carbon Mesa for structuring loans for borrowers and loan processing fees are paid to WMF Carbon Mesa for processing mortgage loan applications. For the year ended December 31, 1998, origination fees totaled $1.2 million. WMF Carbon Mesa originates loans for and manages two commercial mortgage funds. Those funds paid WMF Carbon Mesa management fees of $295,000 for the year ended December 31, 1998. Total assets under management by WMF Carbon Mesa as of December 31, 1998, was $138.7 million.

     Expenses consist primarily of salary and benefits, occupancy and amortization. Total expenses were $2.1 million for the year ended December 31, 1998.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     Net income increased by $1.5 million or 166% from $0.9 million for the year ended December 31, 1996 to $2.4 million for the year ended December 31, 1997. This increase was primarily due to an increase in loan originations and sales as well as increases in servicing fees. These increases were offset partially by increases in salaries and employee benefits, general and administrative expenses and income tax expense which were in part related to the Company's expansion into non-multifamily commercial lending, the impact of the WMF Proctor and WMF Askew acquisitions and increased interest expense.

     The Company's earnings before non-operating interest expense, income taxes, depreciation and amortization ("EBITDA") for the year ended December 31, 1997 was $11.4 million compared with $8.3 million for the same period of 1996, an increase of $3.1 million or 37%. The increase in EBITDA for the year ended December 31, 1997 is attributable primarily to an increase in loan originations and sales as well as increases in servicing fees, offset partially by increases in salaries and employee benefits, general and administrative expenses and income tax expense which were in part related to the Company's expansion into non-multifamily commercial lending, the impact of the WMF Proctor and WMF Askew acquisitions and increased interest expense. The fourth quarter results were affected by a one-time charge of $0.75 million related to the issuance of 138,000 shares of common stock through an employee stock purchase plan, the recognition of a one-time charge of $0.34 million related to the issuance of 271,250 stock options under the Key Employee Incentive Plan and the recognition of a $1.2 million gain related to the Company's origination of conduit mortgage loans. During the fourth quarter the Company evaluated recent market trades and other factors related to conduit servicing, and concluded it had sufficient basis to capitalize servicing rights related to the origination of conduit loans. As a result, the Company capitalized $1.2 million of conduit servicing. Prior to the fourth quarter, the Company only capitalized originated servicing rights on loans insured by the FHA. The Company originated multifamily and commercial mortgages of $2.3 billion and $1.1 billion for the years ended December 31, 1997 and 1996, respectively. The EBITDA increase also reflects the $0.6 million loss on Beverly Hills Securities in 1996 as discussed below.

     EBITDA is widely used in the industry as a measure of a company's operating performance, but should not be considered as an alternative either (i) to income from continuing operations (determined in accordance with GAAP) as a measure of profitability or (ii) to cash flows from operating activities (determined in accordance with GAAP). EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses.

     Servicing fees were $11.9 million for the year ended December 31, 1997, an increase of $2.6 million or 28% from $9.3 million for the year ended December 31, 1996. Revenue related to mortgage servicing is based upon the unpaid principal balance of loans serviced. The increase in servicing fees for the year ended December 31, 1997 is a result of the principal balance of the Company's servicing portfolio increasing. Such balances were $10.9 billion and $6.2 billion as of December 31, 1997 and 1996, respectively. The increase in the servicing portfolio for the year ended December 31, 1997 is attributable primarily to loan originations of $2.3 billion and the acquisitions of Proctor, ACR, Askew, Robert C. Wilson and New York Urban, which added rights to service loans with principal balances of $3.5 billion for the year ended December 31, 1997. The percentage increase in servicing fee revenue is less than the percentage increase in the servicing portfolio because the fee as a percentage of unpaid principal balance on the added servicing, primarily for insurance companies, is lower than the Company's historical average servicing rate.

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

     Interest income was $5.8 million for the year ended December 31, 1997, an increase of $1.5 million or 35% from $4.3 million for the year ended December 31, 1996. This increase was due to the increase in originations for the year ended December 31, 1997 compared to the year ended December 31, 1996, as discussed above.

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

     Salaries and benefits, the largest category of expenses for the Company, increase with loan production due primarily to the payment of commissions on loan originations. Salaries and benefits increased $8.5 million, or 67%, from $12.7 million for the year ended December 31, 1996 to $21.2 million for the year ended December 31, 1997. This increase is due primarily to increased originations, recognition of a one-time charge related to issuance of shares through stock option plans, as discussed above, and the acquisitions of Proctor, Askew, Robert C. Wilson and New York Urban which occurred subsequent to the year ended December 31, 1996 and the acquisition of ACR in May, 1996. These acquisitions, combined with the Company's expansion into non-multifamily commercial lending contributed to the increase in the Company's number of employees from 171 at December 31, 1996 to approximately 300 at December 31, 1997.

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

     The Company's provision for loan servicing losses was $0.7 million for the year ended December 31, 1997, a decrease of $ 0.6 million or 46% from $1.3 million for the year ended December 31, 1996. The decrease in reserves is the result of management's determination, as part of its ongoing assessment of the reserve, that current market conditions do not require a further increase in reserves. The Company's principal balance of Fannie Mae DUS loans in the servicing portfolio was $944 million and $776 million as of December 31, 1997 and 1996, respectively. In 1997 the Company did not incur any losses related to its DUS portfolio.

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

     Losses from Beverly Hills Securities, as discussed below, of $0 and $0.6 million for the years ended December 31, 1997 and 1996, respectively, decreased due to the Company writing off its investment/advances in Beverly Hills Securities during the first quarter of 1996.

     In July 1994, the Company exchanged its stock in WMF Residential Mortgage Corporation ("Residential"), a wholly-owned subsidiary, for a 40 percent limited partnership interest in Beverly Hills Securities Company, Ltd. ("Beverly"). Residential and Beverly specialized in the origination, purchase, sale and servicing of single-family residential mortgage loans. No gain or loss was recognized on the exchange. The Company recognized $0.7 million and $0.7 million in equity losses relating to Beverly during 1995 and 1994, respectively. At December 31, 1995, the carrying value of the Company's investment in Beverly was written off as a result of operating losses and concerns about the recoverability of the investment. The Company's exposure was limited to its original investment amount in and advances to Beverly. The Company had advanced approximately $1.1 million to Beverly at December 31, 1995. During 1996, approximately $0.5 million of the advance to Beverly was collected and the remaining balance was written off.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal financing needs are the funding of loan originations, the pursuit of new company acquisitions and the purchase of servicing rights. To meet these needs, the Company currently utilizes warehouse lines of credit, a secured line of credit and a revolving credit facility. As part of the Company's strategy to limit interest rate and spread risk, Capital Corp. has terminated its $50 million credit facility with Merrill Lynch Capital Markets, sold all remaining commercial mortgage loans and terminated the related U.S. Treasury short sale transactions, which were financed by the facility.

     The Company incurred substantial operating losses during the second and third quarters of 1998. In response to the losses, the Company has curtailed its operations at Capital Corp. The Company also refinanced its $150 million warehouse line of credit, $4.2 million term loan, $35 million secured revolving line and $10 million line of credit, on February 10, 1999. These facilities were replaced with the warehouse lines of credit, credit lines and term loans described below. The Company's servicing rights collateralize these facilities. In addition, the warehouse line of credit is secured by the mortgage loans held for sale.

     The Company has a warehouse line of credit for $150 million, which can be drawn for purposes of originating loans. Historically, the Company has temporarily increased this line of credit at times to allow borrowings beyond the credit limit. The warehouse line of credit is required to be repaid with interest upon sale of the mortgage loans. The interest rate of the warehouse line of credit is equal to one percent to the extent compensating balances are maintained at or above the amount borrowed, or is equal to the London InterBank Offered Rate ("LIBOR") plus one percent for amounts borrowed in excess of compensating balances. The warehouse line of credit is renewable annually. The facility can also be used for certain principal and interest advances with credit limits totaling $10.0 million.

     The Company has a $25 million term loan to be repaid in twenty quarterly installments based on a 10-year amortization schedule beginning on March 31, 1999. The interest rate on the term loan is three percent to the extent compensating balances are maintained at or above the amount borrowed and is equal to LIBOR plus three percent for amounts in excess of compensating balances. Interest is payable monthly. The Company cannot borrow any additional amounts under this line, which will mature as follows: $2.5 million in each year from 1999 to 2003 and $15 million in 2004.

     The Company has a $25 million revolving credit facility to be used for servicing acquisitions or working capital purposes. The facility matures in February 2002. The interest rate on the revolving credit facility is 2.5 percent to the extent compensating balances are maintained at or above the amount borrowed and is equal to LIBOR plus 2.5 percent for amounts in excess of compensating balances. Interest is payable monthly. At closing, the Company borrowed $10.7 million under this line to repay its previous credit facilities.

     In addition to these new facilities the Company has a $35 million revolving line of credit, which principally can be drawn for purposes of originating loans. The warehouse advances are secured by mortgage loans held for sale and are required to be repaid upon sale of the mortgage loans. The interest rate on the warehouse advances is 3/4 percent to the extent compensating balances are maintained and is equal to the Euro-Rate plus 3/4 percent for amounts borrowed in excess of the compensating balances. Interest is payable monthly. The facility can also be used for principal and interest advances and working capital purposes with credit limits of $4 million and $5 million, respectively. The interest rates on the principal and interest advances and working capital portion of the facility are 1.5 percent and 2.0 percent, respectively, to the extent compensating balances are maintained and the Euro-Rate plus 1.5 percent or 2 percent, respectively, for amounts borrowed in excess of the compensating balances, respectively. Interest is payable monthly. Borrowings under this facility totaled $19.9 million as of December 31, 1998 and $0 million as of December 31, 1997. This facility expires on April 1, 1999. The Company does not plan to renew this facility upon expiration, but may replace the facility in the future.

     The Company has also established a letter of credit on behalf of Fannie Mae for the DUS Program of $5.2 million and $4.4 million as of December 31, 1998 and 1997, respectively. This letter of credit is secured by cash equivalents and mortgage-backed securities with a market value of $6.3 million and $5.5 million as of December 31, 1998 and December 31, 1997, respectively.

     On September 4, 1998, the Company and COMIT entered into a Credit Agreement whereby COMIT loaned $20 million to the Company and the Company granted COMIT warrants to purchase up to 1.2 million shares of common stock of the Company at $11.25 per share. COMIT immediately assigned the warrants to two of its shareholders, which provided the capital for the loan.

Harvard received warrants for the purchase of up to 960,000 shares of common stock, and Capricorn received warrants for the purchase of up to 240,000 shares of common stock. The interest rate on the loan was 11 percent through January 31, 1999 and 15 percent thereafter, until the maturity date of May 31, 1999. On December 31, 1998, the Company used the proceeds from the sale of its Class A Stock, described below, to reduce the unpaid principal balance of the loan to $3.9 million. In connection with the sale of the Class A Stock, Harvard and Capricorn agreed to cancel the warrants that COMIT assigned to them. On March 12, 1999, the Company repaid the remaining principal and interest due under the subordinated notes, and the notes were canceled.


     On December 31, 1998, the company's three largest shareholders, Demeter, Phemus and Capricorn, purchased a total of 3,635,972 shares of Class A Stock for an aggregate purchase price of approximately $16.6 million. On January 14, 1999, each outstanding share of Class A Stock was converted into one share of the Company's common stock. In addition, Demeter, Phemus and Capricorn entered into a Standby Purchase Agreement to purchase up to 664,028 shares of the Company's capital stock for up to $3,320,140 following the rights offering. Because of their participation in this transaction, Demeter, Phemus and Capricorn agreed not to exercise, transfer or acquire any rights during the rights offering described below.

     The Company issued to all of its shareholders of record as of February 1, 1999, 1.072 transferable rights for each share of common stock held by them on that date. Each right entitled the holder to one share of common stock for $5.00. The rights expired on March 8, 1999. Through the rights offering, the Company sold a total of 1,482,271 shares of common stock for total proceeds of approximately $7.4 million. On March 19, 1999, Demeter, Phemus and Capricorn completed the purchase of a total of 664,028 shares of the Company's common stock pursuant to the Standby Purchase Agreement, for total proceeds to the Company of approximately $3.3 million. Also, Capricorn has agreed to purchase an additional 34,520 shares at $5.375 per share, for proceeds to the Company of $185,545. The Company expects that this sale to Capricorn will close shortly.

     On March 12, 1999, the Company applied a portion of the proceeds from the rights offering to repay the remaining subordinated notes held by COMIT. The remaining proceeds from the rights offering and the proceeds from the purchases by Demeter, Phemus and Capricorn will be used to repay borrowings under the Company's revolving line of credit and for working capital.

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

     The Company enters into commitments to extend credit to borrowers in the normal course of business. In the event there are significant fluctuations in interest rates and spreads, the value of the commitments could have a material adverse effect on the Company's future operating results and consequently the Company's ability to honor the commitments. In the future, the Company intends to manage this risk by issuing commitments to borrowers and obtaining loan sale commitments from appropriate investors at the same time. The Company expects that this essentially simultaneous commitment from both a borrower and a mortgage investor will enable it to eliminate its exposure to interest rate and credit spread changes for each transaction.

     The Company's debt agreements, as amended, require the maintenance of certain financial ratios relating to liquidity, leverage, working capital and net worth, among other restrictions, all of which were met at December 31, 1998.

     The Company believes its funds on hand at December 31, 1998, its unused borrowing capacity under its credit lines, and its proceeds from the public rights offering and private placements will be sufficient to meet its anticipated operating needs as well as planned investments for at least the next twelve months. Principal capital requirements in 1999 include co-investment in commercial mortgage funds managed by the advisory services segment, systems investments to support the Company's loan servicing and origination activities, and furniture, fixtures, and equipment. In addition, the Company is obligated to make certain earn-out and other payments to the prior owners of acquired companies. The maximum amounts of the payments total approximately $3.3 million. Of this amount, $1.6 million is subject to the achievement of certain performance objectives over a defined period. The magnitude of the Company's acquisition and investment program will be governed to some extent by the availability of capital.

YEAR 2000

     The Year 2000 Problem refers to errors that may occur when computers use two digits rather than four to define the applicable year. Software and hardware may recognize a date using "00" as the year 1900, rather than the year 2000. If a computer does not recognize a date on or after January 1, 2000, the error could, among other things, prevent the Company from processing transactions, sending invoices, or engaging in other normal business activities.

The Company's Program. The Company has developed a program to address the Year 2000 Problem as it may affect:

          . the Company's computer and operating systems, including its servicing, accounting, human resources and financial reporting systems;

          . the Company's other systems, such as buildings, equipment, telephone systems and other non-computer systems that may contain technology that is sensitive to the Year 2000 Problem;

          . certain systems of the Company's major vendors and material service providers, if those systems relate to the Company's business activities;

          . certain systems of the Company's material customers and investors, if those systems relate to the Company's ability to provide services to the customers and investors.

     As described below, the Company's Year 2000 program involves

          1. assessing the Year 2000 Problem and determining how it may negatively affect the Company;

          2. developing remedies to address the problems discovered in the assessment phase;

          3.  testing of the remedies; and

          4. preparing contingency plans to deal with the most likely worst-case scenarios.

Assessment Phase. The following table shows the current state of Year 2000 compliance in the Company's computer systems:

                                                         Year 2000         Year 2000
                                                         Compliant       Non-Compliant
          Component                                        Number            Number
          -----------------------------------------------------------------------------
          Business Critical Software
          --------------------------

               Servicing Systems                               2                0
               Accounting System                               1                0
               Human Resources                                 1                0
          Hardware
          --------
               Personal Computers                            400                0
               File/Data Services                             34                0
               Networks                                       20                0
          Office Software Suites                             400                0
          ----------------------

     The Company has evaluated all of its systems and has completed remedies for the Year 2000 Problem. During the last quarter of 1998, the Company sent letters to certain of its significant hardware, software and other equipment vendors and other material service providers, as well as to its significant customers, requesting that they provide detailed, written information concerning existing or anticipated Year 2000 compliance by their systems. The Company expects that it will complete these inquiries and receive substantially all third-party responses by March 30, 1999.

     While the Company cannot thoroughly assess other parties' Year 2000 readiness, it will attempt to identify areas of vulnerability and change relationships with those parties as appropriate. If the Company believes that third-party systems may have a negative material impact on its operations, it will develop relationships with other parties who have been thoroughly screened for Year 2000 compliance.

Remediation and Testing Phase. During the remediation and testing phase, the Company addressed potential Year 2000 Problems in systems. Vendors supply all computer software systems that are critical to the Company's business, and the vendors are contractually responsible for the systems' becoming Year 2000 compliant. However, the Company cannot assure you that it will be able to recover damages from any vendor who fails to bring a system into Year 2000 compliance.

     Of the Company's critical systems, its accounting and human resources systems have been certified Year 2000 compliant and were substantially tested by December 31, 1998. The Company combined its four loan servicing systems into two. The two surviving loan-servicing systems are now Year 2000 compliant and have been tested internally. These systems will be tested with major customers and investors to ensure that the delivery of proper data will occur on and after January 1, 2000.

     All of the Company's servers are Year 2000 compliant. All non-compliant personal computers have been put out of service. The Company has replaced all critical non-Year 2000 compliant office software, and other less significant personal computer software will be upgraded by June 30, 1999. All telephone equipment is Year 2000 compliant.

Contingency Plans. The Company has not yet fully identified its most likely worst-case scenarios that could occur because of the Year 2000 Problem. The Company is developing contingency plans for the scenarios that have been identified. The Company intends to complete its determination of worst case scenarios after it has received and analyzed responses to most of the inquiries it has made of third parties. After its analysis, the Company plans to develop a timetable for completing its contingency plans.

Costs Related to the Year 2000 Problem. To date, the Company has spent approximately $100,000 for its Year 2000 program, mostly in labor costs and hardware replacement. The Company expects to incur additional costs, which it estimates will not exceed $300,000. Compliance costs are relatively low because all business critical software systems were upgraded under normal vendor maintenance agreements. The Company currently believes that the costs to resolve the Year 2000 Problem for its other systems will not be material. However, the Company cannot assure you that its cost estimates will not change until the Company completes its contingency planning

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997, but need not be applied to interim financial statements in the initial year of application. The Company has adopted the provisions of this statement as of and for the period ended December 31, 1998.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction, or (c) a hedge of the foreign currency exposures. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier adoption is permitted. The Company has not yet determined the impact, if any, of this statement, including its provisions for the potential reclassifications of investment securities, on earnings, financial condition or equity.

     In October 1998, SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, was issued. SFAS No. 134 requires that mortgage banks classify the retained interests in mortgage-backed securities that were originally classified as mortgage loans available for sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company adopted SFAS No. 134 upon its issuance.

ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Interest rate risk is the most significant market risk affecting the Company. Interest rate risk is the possibility that changes in interest rates will cause unfavorable changes in net income or in the value of interest rate-sensitive assets, liabilities and commitments. In particular, changes in interest rates affect the volume of mortgage loan originations, the interest rate spread on the Company's portfolio of loans, the amount of gain on the sale of loans, the amount of placement fee income earned on invested escrow balances and the value of the Company's loan servicing portfolio. The Company has been managing this risk by striving to balance its revenue from loan origination and loan servicing segments, which generally are counter-cyclical in nature. The Company does not maintain a trading portfolio. As a result, the Company is not exposed to market risk as it relates to trading activities.

     Generally, interest rate increases reduce the level of economic and real estate activity, thereby decreasing the demand for mortgage financing. Such a decrease in demand may negatively affect the Company's ability to earn origination fees and generate gains from the sale of loans. In the ordinary course of business, the Company enters into commitments to extend credit to borrowers. Normally, the Company simultaneously commits to sell the loan to an investor, limiting the Company's exposure to interest rate fluctuations. To the extent that the Company has committed to extend credit to borrowers without a pre-existing sale commitment, changes in interest rates and spreads affect the value of the commitments and could have a material adverse effect on the Company's future operating results. Between the time that the loan is originated and sold to the ultimate investor, the Company earns interest income. The loans are funded through the use of a revolving warehouse line of credit, for which the Company is charged interest based upon short-term interest rates. Therefore, the net interest income that is earned by the Company is generally dependent upon the spread between long-term mortgage rates and short-term interest rates. An increase in short-term rates relative to long-term rates could have an adverse effect on net interest income.

     Interest rate increases, however, positively affect Company earnings from loan servicing activities. A reduction in real estate activity may reduce the risk of borrower prepayments, potentially increasing the level of servicing fees and the value of the Company's servicing portfolio. Additionally, placement fee income earned by the Company may benefit from increased interest rate levels.

     Although loans within the servicing portfolio may have prepayment restrictions and yield maintenance provisions, declines in interest rates can adversely affect the Company's revenues by increasing the level of loan prepayments. To the extent that future mortgage servicing rights have been capitalized by the Company, higher than anticipated rates of loan prepayments or losses could cause an increase of the amortization of these servicing assets or require the Company to write down the value of these assets, adversely affecting earnings. In addition, increased prepayment rates can reduce the Company's servicing income by decreasing the size of the Company's servicing portfolio. Declines in interest rates could also have an adverse effect on the placement fee income earned on invested escrow balances. At the same time, interest rate declines should generally have a corresponding favorable impact on Company earnings from origination, loan sales and financing activities.

     The Company currently does not enter into hedging activities. In the future, the Company may use hedging techniques including futures, options, interest rate swap agreements or other hedge instruments to help mitigate interest rate and market risk. However, there can be no assurance that any of the above hedging techniques will be successful. To the extent they are not successful, the Company's profitability may be adversely affected.

     Based on the information available and the interest environment as of December 31, 1998, the Company believes that an instantaneous 100 basis point increase, all else being constant, would result in a decrease in the Company's net income of $1.7 million over a twelve-month period. An instantaneous 100 basis point decrease in rates, all else being constant, would result in an increase in the Company's net income of $0.4 million over a twelve-month period. The Company believes that larger or smaller interest rate changes would result in proportionately larger or smaller gains and losses. The change in net income principally reflects the impact of forward loan commitment gain or losses and interest expense on variable rate debt, offset partially by changes in placement fee income. The sensitivity analyses relate solely to the Company's rate-sensitive assets, liabilities and commitments at December 31, 1998 and do not capture changes in cash flows and earnings related to certain production and servicing activities that would be expected to affect financial performance in the simulated rate environments. These estimates are limited by the fact that they are performed at a particular point in time and do not incorporate other factors that would impact the Company's financial performance in such a scenario. Consequently, the preceding estimates should not be viewed as a forecast.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and Supplementary Data of the Company are listed and included under Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors and executive officers of the Company is incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 1999, (the "1999 Proxy Statement") under the caption "Election of Directors."

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference from the 1999 Proxy Statement under the caption

"Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding the stock ownership of each person known to the Company to be the beneficial owner of more than 5 percent of the Common Stock, of each director and executive officer of The WMF Group, Ltd., and all directors and executive officers as a group is incorporated by reference from the 1999 Proxy Statement under the caption "Beneficial Ownership of Common Stock."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated by reference from the 1999 Proxy Statement under the caption "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

A.        The following documents are filed as part of this report.

          1.   The Consolidated Financial Statements of The WMF Group, Ltd.

               See Index to Financial Statements on Page F-1 included herein


B. The Company filed one current report on Form 8-K during the last quarter of 1998. On October 26, 1998, the Company filed a current report on Form 8-K, incorporating information from four press releases related to the Company's third-quarter losses, the Credit Agreement between the Company and COMIT, and the Recapitalization Plan.

C.        Exhibits -

     EXHIBIT NO.                             DESCRIPTION
     -----------                             -----------

     2.1 Rights Agreement dated as of April 21, 1997, by and between NHP Incorporated, NHP Financial Services, Ltd. and The First National Bank of Boston (1)

     3.1 Restated Certificate of Incorporation of The WMF Group, Ltd. (the "Company") (3)

     3.2                 Amendment to the Company's Restated Certificate of
                         Incorporation (4)

     3.3 Certificate of Designations, Preferences and Rights of Class A Non-Voting Convertible Preferred Stock (2)

     3.4                 Amended and Restated Bylaws of The WMF Group, Ltd. (5)

     4.1 Form of certificate representing shares of Common Stock of The WMF Group, Ltd. (4)

     10.1 Mortgage Selling and Servicing Contract between Fannie Mae and the Company, dated December 21, 1990. (3)

     10.2 Delegated Underwriting and Servicing Addendum to Mortgage Selling and Servicing Contract between Fannie Mae and the Company, dated as of March 1, 1994. (3)

     10.3 Delegated Underwriting and Servicing Master Loss Sharing Agreement between Fannie Mae and the Company, dated as of March 1, 1994. (3)

     10.4 Delegated Underwriting and Servicing Reserve Agreement among Fannie Mae, State Street Bank and Trust Company and the Company, dated as of June 4, 1996. (3)

     10.5 Credit and Security Agreement (Syndicate Agreement) dated as of February 10, 1999, between the Company, WMF Washington Mortgage Corp., WMF/Huntoon Paige Associates Limited, WMF Proctor Ltd., The Robert C. Wilson Company, The Robert C. Wilson Company- Arizona, WMF Carbon Mesa Advisors, Inc. and Residential Funding Corporation and certain other lenders party thereto.

     10.6 Warehousing Promissory Note between The WMF Group, Ltd., a Delaware corporation; WMF Washington Mortgage Corp., a Delaware corporation; WMF/Huntoon, Paige Associates Limited, a Delaware corporation; WMF Proctor, Ltd., a Michigan corporation; The Robert C. Wilson Company, a Texas corporation; The Robert C. Wilson-Arizona Company, an Arizona corporation and WMF Carbon Mesa Advisors, Inc., a Delaware corporation, and _______________ dated as of February 10, 1999


     10.7 Term Loan Facility Promissory Note between The WMF Group, Ltd., a Delaware corporation; WMF Washington Mortgage Corp., a Delaware corporation; WMF/Huntoon, Paige Associates Limited, a Delaware corporation; WMF Proctor, Ltd., a Michigan corporation; The Robert C. Wilson Company, a Texas corporation; The Robert C. Wilson-Arizona Company, an Arizona corporation and WMF Carbon Mesa Advisors, Inc., a Delaware corporation, and __________________ dated as of February 10, 1999

     10.8 Servicing Promissory Note between The WMF Group, Ltd., a Delaware corporation; WMF Washington Mortgage Corp., a Delaware corporation; WMF/Huntoon, Paige Associates Limited, a Delaware corporation; WMF Proctor, Ltd., a Michigan corporation; The Robert C. Wilson Company, a Texas corporation; The Robert C. Wilson-Arizona Company, an Arizona corporation and WMF Carbon Mesa Advisors, Inc., a Delaware corporation, and _____________________ dated as of February 10, 1999

     10.9 Swingline Promissory Note between The WMF Group, Ltd., a Delaware corporation; WMF Washington Mortgage Corp., a Delaware corporation; WMF/Huntoon, Paige Associates Limited, a Delaware corporation; WMF Proctor, Ltd., a Michigan corporation; The Robert C. Wilson Company, a Texas corporation; The Robert C. Wilson-Arizona Company, an Arizona corporation and WMF Carbon Mesa Advisors, Inc., a Delaware corporation, and Residential Funding corporation dated as of February 10, 1999

     10.10 Sublimit Promissory Note between The WMF Group, Ltd., a Delaware corporation; WMF Washington Mortgage Corp., a Delaware corporation; WMF/Huntoon, Paige Associates Limited, a Delaware corporation; WMF Proctor, Ltd., a Michigan corporation; The Robert C. Wilson Company, a Texas corporation; The Robert C. Wilson-Arizona Company, an Arizona corporation and WMF Carbon Mesa Advisors, Inc., a Delaware corporation, and __________________ dated as of February 10, 1999

     10.11 Letter Agreement dated October 25, 1996 between Washington Mortgage Financial Group and Michael D. Ketcham. (3)

     10.12          Key Employee Incentive Plan. (4)

     10.13          Key Employee Incentive Award Agreement. (4)

     10.14          Key Employee Deferral Compensation Plan. (4)

     10.15          Employee Stock Purchase Plan. (4)

     10.16 Stock Purchase Agreement dated as of October 31, 1997 between Washington Mortgage Financial Group, Ltd. and The Robert C. Wilson Company (7)

     10.17 Asset Purchase Agreement dated as of Dated December 16, 1997 between Washington Mortgage Financial Group, Ltd. and NY Urban West Inc. (8)

     10.18 Registration Rights Agreement dated December 7, 1997 between the Company and Capricorn Investors II, L.P.

     10.19 Registration Rights Agreement dated June 12, 1998, between the Company, Harvard Private Capital Holdings, Inc. and Capricorn Investors II, L.P., as amended by the First Amendment to the Registration Rights Agreement, dated as of October 16, 1998, among the Company, Harvard Private Capital Holdings, Inc., Capricorn Investors II, L.P., Demeter Holdings Corporation and Phemus Corporation (2)

     10.20 Series 2 Warrant Agreement dated December 30, 1998, between the Company and [*] (2)(6)

     10.21 Series 3 Warrant Agreement dated December 30, 1998, between the Company and [*] (2)(6)

     10.22 Registration Rights Agreement dated December 30, 1998, between the Company and [*] (2)(6)

     21             Subsidiaries of the Registrant (8)

     23             Consent of KPMG LLP

     27             Financial Data Schedule

     (1) Incorporated by reference to Exhibit 2.2 to the current report on Form 8-K previously filed by NHP Incorporated on April 24, 1997.

     (2) Incorporated by reference to the current report on Form 8-K previously filed by the Company on January 13, 1999.

     (3) Incorporated by reference to the registration statement on Form 10 previously filed by the Company on August 4, 1997 as amended.

     (4) Incorporated by reference to the registration statement on Form S-1 filed by the Company on October 30, 1997.

     (5) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1998, filed on May 15, 1998.

     (6) Portions of this document have been omitted pursuant to a confidential treatment request.

     (7) Incorporated by reference to the Form 8-K previously filed by the Company on November 20, 1997.

     (8) Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1997, filed on March 31, 1998.

     (9) Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998, filed on August 14, 1998.

                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    THE WMF GROUP, LTD.
                    By: /s/ Shekar Narasimham
                       ----------------------
                    Shekar Narasimham
                    Director, President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                          SIGNATURE                               TITLE                          DATE
                          ---------                               -----                          ----
          /s/ J. Roderick Heller, III                      Chairman of the Board            March 31, 1999
          ---------------------------
          J. Roderick Heller, III

          /s/ Shekar Narasimhan                           Director, President and           March 31, 1999
          ---------------------
          Shekar Narasimhan                               Chief Executive Officer
                                                      (Principal Executive Officer)

          /s/ Michael D. Ketcham                          Executive Vice President          March 31, 1999
          ----------------------
          Michael D. Ketcham                            and Chief Financial Officer
                                                         (Principal Financial and
                                                            Accounting Officer)

          /s/ Mohammed A. Al-Tuwaijri                            Director                   March 31, 1999
          ---------------------------
          Mohammed A. Al-Tuwaijri

          /s/  Tim R. Palmer                                     Director                   March 31, 1999
          ------------------
          Tim R. Palmer

          /s/  John D. Reilly                                    Director                   March 31, 1999
          -------------------
          John D. Reilly

          /s/  Herbert S. Winokur, Jr.                           Director                   March 31, 1999
          ----------------------------
          Herbert S. Winokur, Jr.

          /s/ Michael R. Eisenson                                Director                   March 31, 1999
          -----------------------
          Michael R. Eisenson

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


                                                                            Page
Independent Auditors' Report                                               F - 1

Consolidated Balance Sheets
 As of  December  31, 1998 and 1997                                        F - 3

Consolidated Statements of Operations
 For the Years Ended December 31, 1998 and 1997,
 for the Period April 1, 1996 to December 31, 1996 and
 for the Period January 1, 1996 to March 31, 1996                          F - 4

Consolidated Statements of Stockholders' Equity
 For the Years Ended December 31, 1998 and 1997,
 for the Period April 1, 1996 to December 31, 1996 and
 for the Period January 1, 1996 to March 31, 1996                          F - 5

Consolidated Statements of Cash Flows
 For the Years Ended December 31, 1998 and 1997,
 for the Period April 1, 1996 to December 31, 1996 and
 for the Period January 1, 1996 to March 31, 1996                          F - 6

Notes to Consolidated Financial Statements                                 F - 8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
The WMF Group, Ltd. and subsidiaries:


We have audited the accompanying consolidated balance sheets of The WMF Group Ltd. and subsidiaries (collectively "the Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company for the periods April 1, 1996 to December 31, 1996 and January 1, 1996 to March 31, 1996, were audited by other auditors whose report dated February 28, 1997, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


Washington, D.C.
March 5, 1999, except for
Note 20 which is as of
March 19, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of The WMF Group, Ltd. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of The WMF Group, Ltd., and Subsidiary (the "Company") (formerly NHP Financial Services, Ltd. and Subsidiary and formerly WMF Holdings Ltd., and Subsidiaries see Note
1) as of December 31, 1996, and the related consolidated statements of operations, changes in shareholder's equity and cash flows for the periods April 1, 1996, to December 31, 1996, and January 1, 1996, to March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996, and the results of its operations and its cash flows for the periods April 1, 1996, to December 31, 1996, and January 1, 1996, to March 31, 1996, in conformity with generally accepted accounting principles.

     As explained in Note 2 to the consolidated financial statements, effective January 1, 1996, the Company changed its method of accounting for originated mortgage servicing rights to comply with Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights."



                                         ARTHUR ANDERSEN LLP

Washington, D.C.
February 28, 1997

                              THE WMF GROUP, LTD.

                          Consolidated Balance Sheets

                       As of December 31, 1998 and 1997
                 (dollars in thousands except per share data)

                                ASSETS                                          1998               1997
                                                                           ----------------   ----------------
Cash and cash equivalents                                                  $          8,897              8,448
Restricted cash                                                                      13,398              3,914
Mortgage-backed securities                                                            6,195              3,851
Mortgage loans held for sale, pledged                                                34,217             49,431
Principal, interest and other servicing advances                                      2,588              2,631
Investment                                                                            3,780                 --
Furniture, equipment and leasehold improvements, net                                  5,011              2,299
Servicing rights, net                                                                26,243             26,796
Goodwill, net                                                                        22,360             18,465
Deferred tax assets, net                                                             17,290                 --
Other assets                                                                          4,548              3,496
                                                                           ----------------   ----------------
                  Total assets                                             $        144,527            119,331
                                                                           ================   ================
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Accounts payable and accrued expenses                                  $         15,455              6,265
    Escrow payable                                                                   10,853              2,338
    Subordinated note                                                                 3,901                 --
    Warehouse lines of credit                                                        34,757             48,743
    Servicing loan                                                                    4,212              5,462
    Revolving credit facility                                                        36,281              5,699
    Deferred fees                                                                     5,437              3,600
    Accrued loan servicing portfolio losses                                           6,253              5,125
    Deferred tax liability, net                                                          --              3,274
                                                                           ----------------   ----------------
                  Total liabilities                                                 117,149             80,506
                                                                           ----------------   ----------------
Stockholders' equity:
    Preferred stock, 12,500,000 shares
       authorized; 3,635,972 shares issued and outstanding in 1998                   16,541                 --
    Common stock, $.01 par value, 25,000,000 shares authorized;
       5,349,403 and 5,042,723 shares issued and outstanding
       in 1998 and 1997, respectively                                                    53                 50
    Additional paid-in capital                                                       40,509             35,178
    Retained earnings (deficit)                                                     (29,725)             3,597
                                                                           ----------------   ----------------
                  Total stockholders' equity                                         27,378             38,825
                                                                           ----------------   ----------------
                  Total liabilities and stockholders' equity               $        144,527            119,331
                                                                           ================   ================

The accompanying notes are an integral part of these consolidated financial statements.

                              THE WMF GROUP, LTD.

                     Consolidated Statements of Operations
                 (dollars in thousands except per share data)

                                                                               PRO FORMA
                                                                              FOR THE YEAR   FOR THE PERIOD
                                             FOR THE YEAR    FOR THE YEAR        ENDED       APRIL 1, 1996   FOR THE PERIOD
                                                 ENDED           ENDED        DECEMBER 31,         TO         JANUARY 1, 1996
                                              DECEMBER 31,    DECEMBER 31,        1996        DECEMBER 31,          TO
                                                  1998            1997         (UNAUDITED)        1996        MARCH 31, 1996
                                             --------------  --------------  --------------  --------------  ----------------
Revenues:
    Servicing fees                           $       14,715          11,871           9,329           7,274             2,055
    Gain on sale of mortgage loans, net              20,064          19,652          10,221           8,113             2,108
    Gain on sale of servicing rights                  2,026             297              --              --                --
    Interest income                                  20,844           5,771           4,250           3,388               862
    Placement fee income                              8,470           5,330           4,959           3,823             1,136
    Other income                                      6,422           1,724           1,542             875               667
                                             --------------  --------------  --------------  --------------  ----------------
                Total revenues                       72,541          44,645          30,301          23,473             6,828
                                             --------------  --------------  --------------  --------------  ----------------
Expenses:
    Salaries and employee benefits                   38,816          21,163          12,745           9,975             2,770
    General and administrative                       17,878           7,649           4,812           3,884               928
    Occupancy                                         4,736           2,140           1,593           1,352               241
    Provision for loan servicing losses               1,128             729           1,254             969               285
    Interest                                         17,764           2,283           1,319           1,012               307
    Realized losses on treasury short sale           36,653              --              --              --                --
    Amortization of servicing rights                  5,153           4,250           3,914           3,062               471
    Depreciation and amortization                     2,801           1,660           1,195             920                81
    Losses on investments/advances                       --              --             600              --               600
                                             --------------  --------------  --------------  --------------  ----------------
                Total expenses                      124,929          39,874          27,432          21,174             5,683
                                             --------------  --------------  --------------  --------------  ----------------
                Income (loss) before
                  income tax expense                (52,388)          4,771           2,869           2,299            1, 145
Income tax expense (benefit)                        (19,066)          2,329           1,984           1,144               840
                                             ==============  ==============  ==============  ==============  ================
                Net income (loss)            $      (33,322)          2,442             885           1,155               305
                                             ==============  ==============  ==============  ==============  ================
Net income (loss) per share - Basic          $        (6.38)           0.57            0.21            0.27              0.07
                                             ==============  ==============  ==============  ==============  ================
Net income (loss) per share - Diluted        $        (6.38)           0.55            0.21            0.27              0.07
                                             ==============  ==============  ==============  ==============  ================

The accompanying notes are an integral part of these consolidated financial statements.

                              THE WMF GROUP, LTD.
          Consolidated Statements of Changes in Stockholders' Equity
                 (dollars in thousands except per share data)

                                                Number of shares outstanding                    Additional
                                                ----------------------------
                                                 Preferred   Common        Common    Preferred    paid-in    Retained
                                                   stock      stock         stock      stock      capital    earnings    Total
                                                   -----      -----         ------     -----      -------    --------    -----
Balance at December 31, 1995                           --     4,217        $    42   $    --     $  2,640   $  1,336    $ 4,018
    Net income                                         --        --             --        --           --        305        305
                                                 --------    ------        -------   -------     --------   --------    -------
Balance at March 31, 1996                              --     4,217             42        --        2,640      1,641      4,323
                                                 ------------------------------------------------------------------------------
    Elimination of equity upon sale                    --        --            (42)       --       (2,640)    (1,641)    (4,323)
    Initial investment                                 --        --             42        --       21,331         --     21,373
    Net income                                         --        --             --        --           --      1,155      1,155
                                                   ------    ------        -------   -------     --------   --------    -------
Balance at December 31, 1996                           --     4,217             42        --       21,331      1,155     22,528
    Net income                                         --        --             --        --           --      2,442      2,442
    Issuance of common stock -
       Capricorn Investors                             --       547              6        --        4,994         --      5,000
    Issuance of stock options                          --        --             --        --        1,093         --      1,093
    Equity contribution - NHP                          --        --             --        --        6,500         --      6,500
    Adjustment for NHP's conversion                    --       129              1        --           (1)        --        --
    Exercise of stock options and others               --       150              1        --        1,261         --      1,262
                                                   ------    ------        -------   -------     --------   --------    -------
Balance at December 31, 1997                           --     5,043             50        --       35,178      3,597     38,825
    Net loss                                           --        --             --        --           --    (33,322)   (33,322)
    Issuance of preferred stock                     3,636        --             --    16,541           --         --     16,541
    Issuance of stock options and warrants             --       215              2        --        3,239         --      3,241
    Stock issued in conjunction with the
       acquisition of WMF Carbon Mesa                  --        91              1        --        2,092         --      2,093
                                                   ------    ------        -------   -------     --------   --------    -------
Balance at December 31, 1998                       $3,636     5,349        $    53    16,541     $ 40,509    (29,725)   $27,378
                                                   ======    ======        =======   =======     ========   ========    =======

The accompanying notes are an integral part of these consolidated financial statements.

                              THE WMF GROUP, LTD.
                     Consolidated Statements of Cash Flows
                            (dollars in thousands)

                                                                                       FOR THE PERIOD    FOR THE PERIOD
                                                                                       APRIL 1, 1996     JANUARY 1, 1996
                                                                                             TO                TO
                                                                                        DECEMBER 31,       MARCH 31,
                                                              1998            1997            1996            1996
                                                          -----------      ----------- --------------    -------------
Cash flows from operating activities:
    Net income (loss)                                     $   (33,322)           2,442          1,155              305
    Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
         Depreciation and amortization of furniture,
           equipment and leasehold improvements                 1,136              596            313               77
         Amortization of mortgage servicing rights              5,153            4,250          3,062              471
         Amortization of goodwill                               1,665            1,064            578                4
         Compensation related to stock options                     --            1,093             --               --
         Losses from investments/advances                          --               --             --              600
         Gain on sale of mortgage servicing rights             (2,026)            (297)            --               --
         Provision for loan servicing losses                    1,128              729            969              285
         Realized losses on treasury short sales               36,653               --             --               --
         Deferred taxes, net                                  (20,564)              90             --               --
         Mortgage loans originated                         (4,333,507)      (1,283,552)      (657,217)        (176,724)
         Mortgage loans sold                                4,348,721        1,274,384        640,071          186,070
         Increase (decrease) in escrows payable                 8,515              (86)            --               --
         Decrease (increase) in principal, interest
           and other servicing advances                            43             (619)         1,708             (926)
         Increase (decrease) in due (from) affiliates              --             (872)         1,100              280
         (Increase) decrease in restricted cash                (9,484)            (600)        (2,391)             (60)
         (Increase) decrease in other assets                   (1,052)          (1,030)         1,210             (805)
         Increase (decrease) in payable and accrued
           expenses                                             9,190              495           (175)           1,563
         Increase (decrease) in deferred fees                   1,837              814            909           (1,157)
                                                          -----------      -----------    -----------      -----------
                Net cash provided by (used in)
                  operating activities                         14,086           (1,099)        (8,708)           9,983
                                                          -----------      -----------    -----------      -----------
Cash flows from investing activities:
    Purchase of furniture, equipment and leasehold
      improvements                                             (3,848)          (1,410)          (910)             (71)
    Purchase of mortgage servicing rights                      (1,594)          (4,272)        (3,728)            (332)
    Acquisition of servicing rights                                --           (1,252)            --               --
    Proceeds from securities sold but not
      yet purchased                                           850,000               --             --               --
    Purchases to cover securities sold but not
      yet purchased                                          (886,653)              --             --               --
    Origination of servicing rights                            (5,980)          (3,251)        (2,659)            (150)
    Purchase of ACR production system and pipeline                 --               --         (2,000)              --
    Purchase price in excess of net assets acquired            (5,560)         (11,823)            --               --
    Purchase of investment                                     (3,780)              --             --               --
    Proceeds from sale of mortgage servicing rights             5,000              486             --               --
    Repayments of mortgage-backed securities                       56               59             21                5
    Purchase of mortgage-backed securities                     (2,400)              --             --               --
                                                          -----------      -----------    -----------      -----------
                Net cash used in investing activities         (54,759)         (21,463)        (9,276)            (548)
                                                          -----------      -----------    -----------      -----------

                              THE WMF GROUP, LTD.

                     Consolidated Statements of Cash Flows
                            (dollars in thousands)

                                                                                            FOR THE PERIOD     FOR THE PERIOD
                                                                                             APRIL 1, 1996     JANUARY 1, 1996
                                                                                                   TO                TO
                                                                                              DECEMBER 31,       MARCH 31,
                                                             1998             1997                1996              1996
                                                         -------------    --------------    ----------------   ---------------
Cash flows from financing activities:
    Repayment of servicing loan                             $ (1,250)            (750)              (201)                (26)
    Increase (decrease) in warehouse lines
      of credit, net                                         (13,986)           8,818             17,264              (9,170)
    Payments on notes payable                                     --               --                (34)
    Increase in revolving credit facilities, net              30,582            5,699                 --                  --
    Proceeds from issuance of subordinated debt               20,000               --                 --                  --
    Repayment of subordinated debt                           (16,099)              --                 --                  --
    Stock issued in conjunction with acquisition               2,093               --                 --                  --
    Issuance of stock options and warrants                     3,241            6,262                 --                  --
    Equity contribution by NHP                                    --            6,500                 --                  --
    Proceeds from issuance of preferred stock                 16,541               --                 --                  --
                                                            --------         --------           --------            --------
                Net cash (used in) provided by
                  financing activities                        41,122           26,529             17,029              (9,196)
                                                            --------         --------           --------            --------
                Net increase in cash                             449            3,967               (955)                239

Cash at beginning of period                                    8,448            4,481              5,436               5,197
                                                            ========         ========           ========            ========
Cash at end of period                                       $  8,897            8,448              4,481               5,436
                                                            ========         ========           ========            ========
Supplemental disclosures:
    Cash paid during the period for interest                $ 17,117            2,290                990                 474
    Cash paid during the period for income taxes               1,156            2,610              1,008                 935

The accompanying notes are an integral part of these consolidated financial statements.

                              THE WMF GROUP, LTD.

                  Notes to Consolidated Financial Statements
            (dollars in thousands, except share and per share data)


(1)    ORGANIZATION

       The Company originates, underwrites, structures, places, sells and services multifamily and commercial real estate loans. With the formation of WMF Capital Corp. ("Capital Corp.") and the acquisition of WMF Carbon Mesa Advisors, Inc. ("WMF Carbon Mesa") in the first quarter of 1998, the Company operates a commercial mortgage conduit, manages commercial mortgage investment funds and provides special asset management services. Through its relationships with Government Sponsored Enterprises ("GSEs"), investment banks, life insurance companies, commercial banks and other investors, the Company provides and arranges financing to owners of multifamily and commercial real estate on a nationwide basis using both a retail and wholesale network. The Company generates revenues through origination fees, servicing fees, management fees, structuring fees, net interest income on loans held for sale and placement fees.

       On April 1, 1996, NHP Incorporated ("NHP"), purchased the Company and named it "NHP Financial Services, Inc." In early 1997, NHP was acquired by Apartment Investment and Management Co. ("AIMCO"). As a condition of that purchase, AIMCO required NHP to spin-off the Company. On December 8, 1997, the Company became an independent, publicly traded company.

       The Company is a Delaware corporation formed in October 1992. The Company has three direct wholly owned subsidiaries: WMF Washington Mortgage Corp. ("WMF Washington Mortgage") (previously known as Washington Mortgage Financial Group, Ltd.), WMF Capital Corp., and WMF Carbon Mesa each of which are incorporated under the laws of Delaware. WMF Washington Mortgage's wholly owned subsidiaries are WMF Huntoon, Paige Associates Limited ("WMF Huntoon Paige"), WMF Proctor Ltd. ("WMF Proctor"), and WMF Robert C. Wilson Ltd. ("WMF Robert C. Wilson"), which are incorporated under the laws of the states of Delaware, Michigan and Texas, respectively.

       As a result of the Company's acquisition on April 1, 1996 by NHP, NHP's acquisition cost was pushed down to the Company and all assets acquired were recorded at their estimated fair value which resulted in an increase of the recorded value of the Company's servicing rights of $10,700. In addition, the Company recorded approximately $5,100 of goodwill related to the transaction and a deferred tax liability of approximately $3,200. The goodwill related to this transaction is being amortized over seven years. The acquired servicing rights are being amortized over their estimated lives. Both acquired servicing rights and goodwill are amortized based upon the estimated life of the assets acquired.


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A)    BASIS OF PRESENTATION

              The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in

                              THE WMF GROUP, LTD.

                  Notes to Consolidated Financial Statements
            (dollars in thousands, except share and per share data)



              consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included in the financial statements relate to the valuation of mortgage-backed securities, mortgage loans held for sale, servicing rights, deferred tax assets, goodwill and accrued loan servicing portfolio losses.

       (B)    CASH AND CASH EQUIVALENTS

              The Company considers all highly liquid investments with initial maturities of 90 days or less to be cash equivalents. These include cash, demand deposits and overnight repurchase agreements.

       (C)    RESTRICTED CASH

              Restricted cash includes cash deposited at banks to cover escrow payables and money market funds that are collateral on a Federal National Mortgage Association ("Fannie Mae") Delegated Underwriting and Servicing ("DUS") letter of credit.

       (D)    MORTGAGE-BACKED SECURITIES

              The Company classifies its mortgage-backed securities as either held-to-maturity or as available for sale. Securities that it has the ability and the intent to hold until maturity are classified as held-to-maturity and are recorded at amortized cost. Premiums and discounts are amortized using the effective interest rate method over the term of the security. Mortgage backed securities classified as available for sale are carried at fair market value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

       (E)    MORTGAGE LOANS HELD FOR SALE

              Mortgage loans held for sale are carried at the lower of aggregate cost or market as determined by outstanding commitments from investors or current investor yield requirements. Typically, loans are held for a period of no more than three months. As of December 31, 1998 and 1997, there were no loans in the warehouse for a period greater than three months.

       (F)    INVESTMENT

              In June 1998, the Company began investing in Commercial Mortgage Investment Trust, Inc. ("COMIT") a commercial mortgage REIT of which the Company owns less than 20 percent. COMIT invests in multifamily and commercial mortgages, primarily those originated by the Company that are not sold in securitizations or to other institutional investors. These types of

                              THE WMF GROUP, LTD.

                  Notes to Consolidated Financial Statements
            (dollars in thousands, except share and per share data)


              multifamily and commercial loans include bridge, mezzanine and structured transactions. The Company records its investment in COMIT at cost.

       (G)    FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

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

       (H)    SERVICING RIGHTS

              The Company accounts for its servicing rights under Statement of Financial Accounting Standard ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

              SFAS No. 125 requires servicing rights retained by the Company after the origination and sale of the related loan be capitalized by allocating the carrying amount between the loan and the servicing rights based on their relative fair value. If it is not practicable to determine the servicing rights' fair value then no value is allocated to the servicing rights. The Company has also determined that it is practicable to estimate the fair value of conduit servicing rights and servicing rights related to permanent Federal Housing Administration ("FHA") originated loans but does not capitalize other loan types due to the limited secondary market for the products. The capitalization of these originated mortgage servicing rights increases net income for the period by the amount capitalized less related amortization and impairment if any. Purchased servicing rights are initially recorded at their purchase price. Servicing rights are amortized over a seven-year period which is the estimated life of the asset.

                              THE WMF GROUP, LTD.

                  Notes to Consolidated Financial Statements
            (dollars in thousands, except share and per share data)


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

       (I)    GOODWILL

              Goodwill arising from acquisitions is determined based on the excess of the purchase price paid over the fair value of the assets acquired. The Company evaluates the impairment of goodwill whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is amortized on a straight-line basis primarily over seven to twenty years.

       (J)    ACCRUED LOAN SERVICING PORTFOLIO LOSSES

              The Company bears a portion of the credit loss risk associated with the loans it services as a result of its participation in the Fannie Mae DUS multifamily loan program. The accrual for loan servicing portfolio losses represents management's estimate of the losses which may be incurred on recourse loans underwritten to date. Management believes the current accrual reserve is adequate to provide for such losses. Management regularly reviews the adequacy of this accrual, considering such items as economic conditions and collateral value, and makes adjustments to the accrual through the provision for loan servicing losses as considered necessary.

       (K)    SERVICING FEES

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

       (L)    GAIN ON SALE OF MORTGAGE LOANS

              Gains on sale of mortgage loans consist of origination fees, commitment fees and gains on originated mortgage servicing rights. The gain is recognized based upon the difference between the selling price and the carrying amount of the related mortgage loans sold, net of the allocation to servicing rights for permanent FHA and conduit originated loans. Origination fees and expenses, net of commitment fees paid in connection with the sale of the loans, are deferred and recognized at the time of sale in the gain or loss determination.

                              THE WMF GROUP, LTD.

                  Notes to Consolidated Financial Statements
            (dollars in thousands, except share and per share data)


       (M)    GAIN ON SALE OF SERVICING RIGHTS

              Gain on sale of servicing rights is recognized based upon the difference between the selling price and the carrying amount of the related servicing rights.

       (N)    PLACEMENT FEE INCOME

              Placement fee income represents revenue earned from the placement and utilization of escrow funds. Income is recognized during the period in which it is earned.

       (O)    INCOME TAXES

              Between the acquisition of the Company by NHP on April 1, 1996 through May 8, 1997, the Company filed a consolidated tax return with NHP. Since May 8, 1997 the Company has filed consolidated tax returns on its own behalf. The Company records income tax expense or benefit for each of the periods presented herein as if it filed a return on a stand-alone basis. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Prior to the acquisition on April 1, 1996, the Company filed a consolidated tax return together with its subsidiaries.

       (P)    NET INCOME PER SHARE

              Effective December 15, 1997, the Company adopted the provision of SFAS No. 128 Earnings per Share. SFAS No. 128 requires earnings per share to be reported as basic earnings per share and diluted earnings per share. Basic earnings per share are based on total weighted average outstanding shares for a given period. Diluted earnings per share is based on total weighted average outstanding shares and also assumes exercise or conversion of all potentially dilutive instruments currently outstanding. In addition, net income per share is computed after retroactively applying the impact of the stock split.

       (Q)    COMPREHENSIVE INCOME

              In June 1998, SFAS No. 130, Reporting Comprehensive Income became effective. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components and in total in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted the requirements of SFAS No. 130 on January 1, 1998. At December 31, 1998, the Company has no other items of comprehensive income.

                              THE WMF GROUP, LTD.

                  Notes to Consolidated Financial Statements
            (dollars in thousands, except share and per share data)


      (R)     NEW ACCOUNTING STATEMENTS

              In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was issued. SFAS No. 133 establishes accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of certain exposures to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction, or (c) a hedge of foreign currency exposures. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier adoption is permitted. The Company has not yet determined the impact, if any, of this statement, including its provisions for the potential reclassifications of investment securities, on earnings, financial condition, or equity.

              In October 1998, SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, was issued. SFAS No. 134 requires that mortgage banks classify the retained interests in mortgage-backed securities that were originally classified as mortgage loans available for sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company adopted SFAS No. 134 upon its issuance.

       (S)    STOCK-BASED EMPLOYEE COMPENSATION ARRANGEMENTS

              The Company follows Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options. Certain options granted by the Company have exercise prices less than the market price of the underlying stock on the date of grant. In accordance with APB 25, compensation expense is recognized on these options.

       (T)    RECLASSIFICATIONS

              Certain amounts in 1997 and 1996 have been reclassified to conform to their presentation in 1998.


(3)    ACQUISITIONS

       On April 15, 1997, WMF Washington Mortgage acquired the assets and liabilities of Askew Investment in Dallas, Texas for $5,600. In accordance with the purchase agreement, $4,600 of the purchase price was paid upon closing with the remaining $1,000 paid in the form of earnouts upon attainment of certain performance objectives. The acquisition has been accounted for as a purchase resulting in goodwill of $4,600. Such goodwill will be amortized on a straight-line basis over twenty years which is the estimated life of the mortgage loan production operations acquired.

       During 1998 and 1997, respectfully, $727 and $300 of goodwill was recorded in connection with the earnout agreement related to the acquisition of Askew Investments.

                              THE WMF GROUP, LTD.

                  Notes to Consolidated Financial Statements
            (dollars in thousands, except share and per share data)


       On November 5, 1997, WMF Washington Mortgage acquired 100 percent of the outstanding stock of The Robert C. Wilson Company and its Arizona subsidiary (collectively "WMF Robert C. Wilson"), a Houston based commercial mortgage banking company. WMF Washington Mortgage acquired all of Wilson's issued and outstanding common stock for a purchase price of approximately $4,000 in cash. In accordance with the purchase agreement $3,200 was paid at closing and the remaining $800 would be paid in the form of earnouts upon the attainment of certain performance objectives over a 42 month period. The funds for the acquisition were obtained through a draw on an existing credit line of WMF Washington Mortgage. The acquisition has been accounted for as a purchase resulting in goodwill of $3,200 million. Such goodwill will be amortized on a straight-line basis over twenty years which is the estimated life of the mortgage loan production operations acquired.

       During 1998 an additional $267 of goodwill was recorded in connection with the earnout agreement related to the acquisition of WMF Robert C. Wilson.

       On December 23, 1997, WMF Washington Mortgage acquired the assets and liabilities of New York Urban West, Inc. ("WMF New York Urban"), a New York based commercial mortgage banking company for $4,900. In accordance with the purchase agreement, approximately $4,100 was paid in cash and the remaining $800 would be paid in the form of earnouts upon the attainment of certain performance objectives over a 42 month period. The funds for the acquisition were obtained through a draw on an existing credit line of WMF Washington Mortgage. The acquisition has been accounted for as a purchase resulting in goodwill of $2,700. Such goodwill will be amortized on a straight-line basis over twenty years which is the estimated life of the mortgage loan production operations acquired

       On March 27, 1998, the Company created WMF Carbon Mesa, which purchased all of the assets of Carbon Mesa Advisors, Inc., and Strategic Real Estate Partners for a combination of cash and common stock. The purchase did not have a significant impact on the Company's financial position or results of operations. WMF Carbon Mesa develops new loan products, manages commercial mortgage investment funds, provides special asset management services, and originates commercial mortgages.

 (4)   MORTGAGE-BACKED SECURITIES

       Mortgage-backed securities include Government National Mortgage Association ("Ginnie Mae") securities. These securities are classified as held to maturity. The market value of the securities is $3,813 and $3,935 at December 31, 1998 and 1997, respectively. The securities held will mature in the years 2028 and 2029 and are pledged as collateral for a letter of credit established on behalf of Fannie Mae for loans originated under the DUS program. These securities carry an AAA credit rating.

       Mortgage-backed securities also include a subordinated interest in certain commercial tenant leases retained by the Company after their origination and sale. The cost and fair value of these securities at December 31, 1998 was $2,400. These securities are classified as available-for-sale and are scheduled to mature in 2012.

                               THE WMF GROUP, LTD.

                   Notes to Consolidated Financial Statements
             (dollars in thousands, except share and per share data)

(5)    Mortgage Loans Held for Sale

       Mortgage loans that the Company acquires or originates with the intent to sell in the foreseeable future are initially recorded at cost including any premium or discount related to acquired loans. Loans held for sale are carried on the books at the lower of cost or fair value calculated on the aggregate basis. Gains and losses on the sale of loans is recognized upon settlement with investor. The Company does not anticipate prepayment of loans held for sale due to the Company's short holding period, which is typically less than three months. Mortgage loans held for sale are pledged as collateral against the Company's warehouse lines of credit.

(6)    Furniture, Equipment, and Leasehold Improvements

       As of December 31, 1998 and 1997, furniture, equipment and leasehold improvements consist of the following:

                                                                1998       1997
                                                               ------     ------
Furniture and equipment                                        $5,911      2,745
Capital lease                                                     125        125
Leasehold improvements                                            933        251
                                                               ------     ------
                                                                6,969      3,121
Less -- accumulated depreciation and amortization               1,958        822
                                                               ------     ------
                                                               $5,011      2,299
                                                               ======     ======


                                                                    (Continued)

                              THE WMF GROUP, LTD.

                  Notes to Consolidated Financial Statements
            (dollars in thousands, except share and per share data)

(7)  DEBT FACILITIES

     The Company has two warehouse lines of credit for a total of $185,000 (one for $150,000 and another for $35,000) which can be drawn upon for purposes of originating loans. The warehouse lines of credit are secured by mortgage loans held for sale and are required to be repaid, with interest, upon sale of the mortgage loans. The interest rate on the $150,000 line of credit was .75 to 1 percent for 1997 and 1998 and 1 to 1.5 percent in 1996 to the extent borrowings were equal to or less than compensating balances maintained and was equal to the London InterBank Offered Rate ("LIBOR") plus .75 to 1 percent for 1997 and 1998 and 1 to 1.5 percent in 1996 for amounts borrowed in excess of compensating balances. The interest rate on the $35,000 line of credit was .75 percent to the extent borrowings were equal to or less than compensating balances maintained and was equal to the Euro-Rate plus .75 percent for amounts borrowed in excess of compensating balances. The Company had borrowed $34,757 and $48,743 against these lines of credit as of December 31, 1998 and 1997, respectively. The $150,000 million line of credit was refinanced in February 1999.

     The $35,000 warehouse line of credit can also be used for principal and interest advances and working capital purposes with credit limits of $4,000 to $5,000 respectively. The interest rate on the principal and interest advances and working capital portion of the facility are 1.5 percent and
     2.0 percent to the extent borrowings were equal to or less than compensating balances maintained and was equal to the Euro-Rate plus 1.5 percent or 2 percent for amounts borrowed in excess of the compensating balances, respectively. Interest and principal is repayable monthly. The balance of these advance lines are required to be zero for at least seven consecutive days during each month of the year. The Company had borrowed $4,763 against this facility as of December 31, 1998.

     The Company has a servicing loan. The loan is to be repaid in twenty equal quarterly installments based on a 10-year amortization schedule beginning in October 1996, with the remaining balance due in June 2001. The interest rate on the servicing loan was 3 percent for 1997 and 1998 and 3 to 3.5 percent in 1996 to the extent borrowings were equal to or less than compensating balances maintained and was equal to LIBOR plus 3 percent for 1997 and 1998 and LIBOR plus 3 to 3.5 percent in 1996 for amounts borrowed in excess of compensating balances. Interest is payable monthly. The servicing loan is collateralized by servicing rights. The Company had outstanding under this loan $4,212 and $5,462 as of December 31, 1998 and 1997, respectively. This loan was refinanced in February 1999.

     The Company has a $10,000 secured revolving credit agreement to be used for servicing acquisitions or working capital purposes. The revolving credit agreement is renewable annually through November 2002 and requires monthly interest payments. Any principal balance outstanding in November 2002 would be converted to a term loan due in quarterly installments through November 2007. The interest rate on the term loan is 2.5 percent for amounts borrowed to the extent borrowings were equal to or less than compensating balances maintained and is equal to LIBOR plus 2.5 percent for amounts borrowed in excess of compensating balances. The revolving credit agreement is collateralized by all nonrecourse servicing rights. The Company had borrowed $10,000 and $2,829 against this line as of December 31, 1998 and 1997, respectively. This line of credit was refinanced in February 1999.

                              THE WMF GROUP, LTD.

                  Notes to Consolidated Financial Statements
            (dollars in thousands, except share and per share data)

     The Company has a $35,000 secured revolving line of credit which is utilized to finance the acquisition of commercial mortgage banking companies and related activities. The interest rate on this facility is 3 percent to the extent borrowings were equal to or less than compensating balances maintained and was equal to LIBOR plus 3 percent for amounts borrowed in excess of the compensating balances. Interest is payable monthly. This facility is collateralized by all nonrecourse servicing rights. The Company had borrowed $21,519 and $2,870 against this facility as of December 31, 1998 and 1997, respectively. This line of credit was refinanced in February 1999.

     On September 4, 1998, the Company issued $20.0 million of subordinated debt to COMIT. From this borrowing, the Company used $10.0 million to repay a portion of the credit line with another lender. The balance of $10.0 million was used for working capital purposes. The subordinated debt is subordinate in right of payment to certain of the Company's senior indebtedness, is unsecured and bears interest at a rate of 11 percent through January 31, 1999 and 15 percent from February 1, 1999 through the maturity date of May 31, 1999. Interest is payable on January 29, 1999, at maturity and upon repayment of principal. In connection with the COMIT subordinated debt agreement, the Company also issued COMIT warrants to purchase 1.2 million shares of the Company's common stock at an exercise price of $11.25 per share. The Company repaid $16.1 million of the subordinated notes on December 31, 1998 and as part of the sale of approximately $16.6 million of Class A Preferred Stock discussed in Note 20, the warrants were surrendered. The Company repaid the remainder of the subordinated note in March 1999 (see note 20).

     The Company refinanced its $4,200 servicing loan, $35,000 revolving line, $10,000 line of credit and $150,000 of its warehouse lines of credit. These facilities were replaced with the following warehouse lines of credit, credit lines and term loans on February 10, 1999. The Company's servicing rights collateralized these facilities. The Company's debt agreements require maintenance of certain financial ratios relating to liquidity, leverage, working capital, and net worth among other restrictions. As a result of the refinancing of the Company's debt in February 1999, the Company was in compliance with these restrictions at December 31, 1998.

     The Company has a $25 million term loan to be repaid in twenty quarterly installments based on a 10-year amortization schedule beginning on March 31, 1999. The interest rate on the term loan is 3 percent to the extent compensating balances are maintained and is equal to LIBOR plus 3 percent for amounts in excess of compensating balances. Interest is payable monthly. The Company cannot borrow any additional amounts under this line, which will mature as follows: $2.5 million in each year from 1999 to 2003 and $15 million in 2004.

     The Company has a $25 million revolving credit agreement to be used for servicing acquisitions or working capital purposes. The facility matures in February 2002. The interest rate on the revolving credit facility is 2.5 percent to the extent compensating balances are maintained and is equal to LIBOR

     Historically, the Company has temporarily increased its warehouse lines of credit at times to allow borrowing beyond the credit limit. The warehouse line of credit is renewable annually. The facility can also be used for certain principal and interest advances with credit limits totaling $10.0 million.

                               THE WMF GROUP, LTD.

                   Notes to Consolidated Financial Statements
             (dollars in thousands, except share and per share data)


Following is certain information relating to the Company's various credit agreements for the years ended December 31, 1998 and 1997, respectively.

                                                                   Average          Maximum          Interest rate at    Average
                                               December 31,        balance          balance            December 31,      interest
                                                  1998           outstanding      outstanding              1998            rate
                                              -------------      -----------      -----------        -----------------   --------
$185,000 warehouse lines                        $34,757            71,159           170,815               2.58%            1.28%
Servicing loan                                    4,212             4,844             5,462               3.10%            3.04%
$45,000 revolving credit
     facilities                                  36,281            24,684            41,519              10.18%            3.92%
Subordinated note                                 3,901            19,037            20,000              11.00%           11.00%
                                              =============      ===========      ===========        =================   ========
                                                                   Average          Maximum           Interest rate at   Average
                                               December 31,        balance          balance             December 31,     interest
                                                  1997           outstanding      outstanding               1997           rate
                                              -------------      -----------      -----------        -----------------   --------
$185,000 warehouse line                         $48,473            56,377           127,675               0.75%           0.75%
Servicing loan                                    5,462             5,775             6,212               3.0%            3.0%
$10,000 servicing
    acquisition line                              2,829             2,829             2,829               2.5%            2.5%
$35,000 revolving credit
    facility                                      2,870             2,870             2,870               3.0%            3.0%
                                              =============      ===========      ===========        =================   ========

     The Company has also established a letter of credit of $5,200 and $4,400 on behalf of Fannie Mae for the DUS program as of December 31, 1998 and 1997, respectively. This letter of credit is secured by cash equivalents and mortgagebacked securities with a market value of $6,358 and $5,511 as of December 31, 1998 and 1997, respectively.


(8)  Servicing Rights

     During 1998 and 1997, the activity for servicing rights consisted of the following:

                                                                     (Continued)

                               THE WMF GROUP, LTD.

                   Notes to Consolidated Financial Statements
             (dollars in thousands, except share and per share data)


                                                       1998                1997
                                                      --------         --------
Beginning balance, net                                $ 26,796           22,460
    Increase due to acquisition                             --            1,252
    Purchases                                            1,594            4,272
    Originations                                         5,980            3,251
    Sale, net                                           (2,974)            (189)
    Amortization                                        (5,153)          (4,250)
                                                      --------         --------
Ending balance, net                                   $ 26,243           26,796
                                                      ========         ========

       SFAS No. 125 requires enterprises to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value. At December 31, 1998 and 1997, no allowance for impairment in the Company's mortgage servicing rights was necessary. The estimated fair value of the capitalized mortgage servicing rights was approximately $51,200 at December 31, 1998. The estimated fair value was determined using a discounted cash flow valuation model incorporating prepayment, default, cost to service and interest rate assumptions to the underlying loans. This estimated fair value presented herein is not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions, valuation methodologies or both may have a material effect on the estimates of fair value.


(9)    Loan Administration

       The Company's portfolio of mortgage loans serviced for institutional investors aggregated $12,141,933 and $10,870,357 at December 31, 1998 and 1997, respectively. Included in the Company's portfolio are approximately $11,553,866 and $10,248,834 of permanent multifamily and commercial loans, and $588,067 and $621,523 in construction loans at December 31, 1998 and 1997, respectively.

       At December 31, 1998 and 1997, the Company serviced and subserviced loans for the following investors:

                                                         1998                        1997
                                                ----------------------     -----------------------
                                                  Loan      Principal        Loan      Principal
                                                  count    outstanding       count     outstandng
                                                ---------- -----------     ---------  ------------
Investor:
Federal National Mortgage
    Association                                     353   $ 2,583,180           256   $ 1,543,826
Government National Mortgage
    Association                                     283     1,411,756           382     1,612,716
Other investors                                   2,518     8,146,997         2,488     7,713,815
                                            -----------   -----------   -----------   -----------

          Total loans serviced for others         3,154   $12,141,933         3,126   $10,870,357
                                            ===========   ===========   ===========   ===========

                                                                     (Continued)

                               THE WMF GROUP, LTD.

                   Notes to Consolidated Financial Statements
             (dollars in thousands, except share and per share data)



       The Company's DUS portfolio has the following geographic and interest rate concentrations as of December 31, 1998 and 1997, respectively:

                                                           1998            1997
                                                          ------          ------
State:
    New York                                                  5%              5%
    Oklahoma                                                  1               8
    Texas                                                    18              19
    Other                                                    76              68
                                                          ------          ------
                                                            100%            100%
                                                          ======          ======

Interest rate:
    Less than 7.5%                                           35%             27%
    7.5% to 9.49%                                            60              70
    Greater than 9.49%                                        5               3
                                                          ------          ------
                                                            100%            100%
                                                          ======          ======

       In addition, the Company makes voluntary advances under certain of its servicing agreements pending receipt from the mortgagors. Such advances amounted to $2,588 and $2,631 at December 31, 1998 and 1997, respectively.

       Related escrow funds of approximately $305,368 and $323,000 at December 31, 1998 and 1997, respectively, are on deposit in escrow bank accounts and are not included in the accompanying consolidated balance sheet. As of December 31, 1998, the Company carried blanket bond insurance coverage of $13,100 and errors and omissions insurance coverage in the amount of $18,100.

       The Company bears the Level I risk of loss associated with the loans it services under the Fannie Mae DUS program. The Level I risk of loss imposes a lender deductible of 5 percent of the unpaid principal balance and limits the maximum loss to 20 percent of the original mortgage. The unpaid principal balance of the Fannie Mae DUS loan servicing portfolio was approximately $1,500,510 and $943,703 at December 31, 1998 and 1997, respectively. The DUS loans are secured by first liens on the underlying multifamily properties. The Company's portfolio includes one state (Texas) comprising over 10 percent of the total portfolio. No other state comprises over 10 percent of the Fannie Mae DUS portfolio. No Fannie Mae DUS loans were delinquent as of December 31, 1998 and 1997. The Company has provided a reserve for losses of $6,253 and $5,125 as of December 31, 1998 and 1997, respectively. This reserve represents management's estimate of inherent losses on loans underwritten to date that are currently being serviced.

       Activity in the reserve for loan servicing losses is summarized as follows:


                                                                     (Continued)

                               THE WMF GROUP, LTD.

                   Notes to Consolidated Financial Statements
             (dollars in thousands, except share and per share data)

                                                                                   For the period      For the period
                                                                                  April 1, 1996 to    January 1, 1996 to
                                                  1998               1997         December 31, 1996     March 31, 1996
                                                --------           --------       -----------------   -------------------
Balance, beginning
    of period                                    $5,125              4,396              3,427              3,142
    Provision for
       loan servicing losses                      1,128                729                969                285
                                                --------           --------       -----------------   -------------------
Balance, end of period                           $6,253              5,125              4,396              3,427
                                                ========           ========       =================   ===================

(10)   Income Taxes

       Income tax expense (benefit) attributable to income (loss) before income taxes for the years ended December 31, 1998 and 1997 and for the period April 1, 1996 to December 31, 1996 and the period January 1, 1996 to March 31, 1996 consisted of the following:

                                                                                  For the period          For the period
                                                                                 April 1, 1996 to       January 1, 1996 to
                                                 1998             1997           December 31, 1996        March 31, 1996
                                               --------         --------         -----------------      -------------------
Federal
    Current                                   $      --           2,092               (2,183)                   613
    Deferred                                    (17,729)            (90)               3,184                     --
                                               ---------        --------              -------                  -----

                                                (17,729)           2,002               1,001                    613
                                               ---------        --------              -------                  -----
State
    Current                                       1,498              327                 143                    227
    Deferred                                     (2,835)              --                  --                     --
                                               ---------        --------              -------                  -----

                                                 (1,337)             327                 143                    227
                                               ---------        --------              -------                  -----

                    Total                     $ (19,066)           2,329               1,144                    840
                                               =========        ========              =======                  =====

       The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities.


                                                                  (Continued)

                              THE WMF GROUP, LTD.

                  Notes to Consolidated Financial Statements
            (dollars in thousands, except share and per share data)

                                                                                          For the period           For the period
                                                                                         April 1, 1996 to        January 1, 1996 to
                                                          1998             1997         December 31, 1996          March 31, 1996
                                                        ----------      -----------    ---------------------    --------------------

Deferred tax assets:
    Reserve for loan servicing
       portfolio losses                                  $  2,501           2,050               1,758                   1,371
    Mark to market valuation allowance                        374              --                  --                      --
    Loss on investment in Beverly                              --              --                  --                     351
    Net operating loss carryforwards                       21,563              --                  --                      --
                                                         --------        --------            --------                --------
          Total gross deferred tax assets                  24,438           2,050               1,758                   1,722
    Less - valuation allowance                               (560)             --                  --                  (1,038)
                                                         --------        --------            --------                --------
          Net deferred tax assets                          23,878           2,050               1,758                     684

Deferred tax liabilities:
    Originated mortgage servicing rights                   (6,472)         (5,238)             (4,883)                   (671)
    Other                                                    (116)            (86)                (59)                    (13)
                                                         --------        --------            --------                --------
          Total gross deferred tax liabilities             (6,588)         (5,324)             (4,942)                   (684)
                                                         --------        --------            --------                --------
          Net deferred tax assets (liabilities)          $ 17,290          (3,274)             (3,184)                     --
                                                         ========        ========            ========                ========



       The differences between the effective income tax rates and the Federal statutory income tax rates are as follows:

                                                                          For the period          For the period
                                                                         April 1, 1996 to       January 1, 1996 to
                                             1998           1997        December 31, 1996         March 31, 1996
                                          -----------    -----------   ---------------------    --------------------
Federal income tax rate (benefit)             (35)%          35%                     35%                        35%
State income tax rate                          (3)            5                       5                          5
Valuation allowance                            (1)           --                      --                         25
Goodwill amortization                           3             9                      10                          8
                                          -----------    -----------   ---------------------    --------------------
       Effective income tax
       rate (benefit)                         (36)%          49%                     50%                        73%
                                          ===========    ===========   =====================    ====================

       As of December 31, 1998, the Company had a $17 million deferred tax asset related to the Company's losses during 1998. The Company will have to generate income to realize the deferred tax asset relating to net operating losses. Excluding the losses incurred in the Company's capital markets segment, which generated the 1998 losses and which the Company has taken steps to minimize, the Company believes its existing levels of pretax earnings for financial reporting purposes are sufficient to generate the minimum amount of future taxable income needed to realize the deferred tax asset. The Company has also identified the possible disposition of assets as a means of generating future taxable

                                                                     (Continued)

                              THE WMF GROUP, LTD.

                  Notes to Consolidated Financial Statements
            (dollars in thousands, except share and per share data)

     income if enough taxable income is not derived from recurring operations in order to realize the deferred tax asset over the carryforward period of 20 years. Management believes that it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance for state deferred taxes at December 31, 1998. However, in the event of a change of control of the Company or Capital Corp. or certain other material changes in the Company's business, the Company would have to establish additional valuation allowances against the deferred tax asset.

     All of the net operating losses incurred in 1998 will expire in 2018.


(11)   Commitments and Contingencies

       (A)    Leases

              The Company is obligated under noncancelable leases for office space, furniture and equipment. Minimum future lease payments are as follows as of December 31, 1998:

                     Year                 Amount
                                          -------
                     1999                 $ 4,954
                     2000                   4,307
                     2001                   2,894
                     2002                   2,683
                     2003                   1,595
                     Thereafter             5,383
                                          -------
                       Total              $21,816
                                          =======


              Rent expense was $3,438 and $1,594, in the years ended December 31, 1998 and 1997, respectively, and $975 and $230 in the nine months ended December 31, 1996 and three months ended March 31, 1996, respectively.

                                                                     (Continued)

                              THE WMF GROUP, LTD.

                  Notes to Consolidated Financial Statements
            (dollars in thousands, except share and per share data)


     (B)  COMMITMENTS

          The Company enters into commitments to extend credit to borrowers in the normal course of business. Normally, the Company simultaneously commits to sell the loan to an appropriate investor. Because the commitment for the loan sometimes occurs prior to the investor commitment, the Company limits its exposure to interest rate changes for these transactions. As of December 31, 1998 the Company had commitments outstanding to extend credit to borrowers of $65,800 without pre-existing investor sale commitments. In the event there are significant fluctuations in interest rates and spreads during the term of these commitments, the change in value of the commitments could have a material adverse effect on the Company's future operating results and consequently the Company's ability to honor the commitments.

          At December 31, 1998 and 1997, the Company had floating rate commitments outstanding to originate $49,627 and $183,207, respectively, in multifamily and commercial mortgage loans and mandatory delivery commitments in the amount of $229,830 and $212,883, respectively, to cover the Company's origination commitments and loans held for sale.

     (C)  LITIGATION

          Two lawsuits have been filed against Capital Corp. alleging, among other things, breach of contract by Capital Corp. due to its failure to fund certain loan commitments issued by it. The Company is also named as a defendant in one of the lawsuits. An adverse judgment in these matters against Capital Corp. would be material to Capital Corp., and if against the Company, could be material to the Company. Capital Corp. is attempting to resolve the matters by settlement and compromise but no assurances can be given that such attempts will be successful. The Company does not anticipate a material adverse judgment against it in the case where it is named as a defendant.

          The Company is involved in other litigation related to the normal course of business. Management is of the opinion that the litigation will not have a material adverse impact on the Company's financial position or operating results. No amounts have been accrued because the loss, if any, cannot be reasonably estimated.


(12) EMPLOYEE BENEFIT PLANS

     The Company has initiated a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. Employees may contribute to the plan up to 15 percent of their salary up to the maximum allowable by the Internal Revenue Code. The Company will match employee contributions at 50 percent for an amount up to 5 percent of each employee's salary.

                              THE WMF GROUP, LTD.

                  Notes to Consolidated Financial Statements
            (dollars in thousands, except share and per share data)

     Company contributions vest 20 percent after the first year of employment and an additional 20 percent in each subsequent year until fully vested in the fifth year. Contributions by the Company were $285 and $168 for the years ended December 31, 1998 and 1997, respectively.

(13) RELATED PARTY TRANSACTIONS

     As of December 31, 1998 the Company holds an investment in COMIT with a carrying value of $3,780 and owes a subordinated note to COMIT in the amount of $3,901, which was repaid in March 1999 (see note 20). WMF Carbon Mesa received $137 in advisory fees for services rendered to COMIT during 1998.

     As of December 31, 1995, the Company had advanced funds of $1,086 to Beverly Hills Securities. The Company collected $486 in 1996, and wrote the remainder of the receivable off resulting in a $600 loss in 1996.


(14) DISCLOSURES OF FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company is required to disclose the estimated fair values for its financial instruments. The basic assumptions used and the estimates disclosed represent management's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to management. In certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors, and management's evaluation of those factors change.

     Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, these fair value estimates are not necessarily indicative of the amounts that the Company would realize in a market transaction.

                              THE WMF GROUP, LTD.

                  Notes to Consolidated Financial Statements
            (dollars in thousands, except share and per share data)


       The following fair values do not represent an estimate of the overall market value of the Company as a going concern, which would take into account future business opportunities.


                                                                      1998                   1997
                                                             --------------------    ----------------------
                                                             Carrying      Fair       Carrying     Fair
                                                               value       value        value      value
                                                             ---------   --------     ---------  ----------
Assets:
    Cash, cash equivalents and restricted cash                $22,295      22,295      12,362      12,362
    Mortgage-backed securities                                  6,195       6,213       3,851       3,935
    Mortgage loans held for sale                               34,217      34,217      49,431      49,431
    Servicing rights                                           26,243      51,200      26,796      54,700
    Investment                                                  3,780       3,780          --          --

Liabilities:
    Subordinated note                                           3,901       3,901          --          --
    Warehouse lines of credit                                  34,757      34,757      48,743      48,743
    Servicing acquisition line of credit                        4,212       4,212       5,462       5,462
    Revolving credit facilities                                36,281      36,281       5,699       5,699
                                                              =======     =======     =======     =======
Off-balance sheet instruments:
    Commitments to extend credit                              $    --          --          --          --
                                                              =======     =======     =======     =======

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value.

       (A)    Cash, Cash Equivalents, and Restricted Cash Equivalents

              For cash, cash equivalents, and restricted cash, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instruments and their expected realization.

       (B)    Mortgage-Backed Securities

              The fair value of the mortgage-backed securities is estimated based on bid quotations received from securities dealers.

       (C)    Mortgage Loans Held for Sale

              For mortgage loans held for sale, fair value was estimated based on outstanding commitments from investors or current inventory yield requirements calculated on an aggregate basis. The fair market value of loans held for sale also includes the market value of commitments to extend credit to borrowers for which a preexisting investor sale commitment

                                                                     (Continued)

                              THE WMF GROUP, LTD.

                  Notes to Consolidated Financial Statements
            (dollars in thousands, except share and per share data)

     (D)  SERVICING RIGHTS

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

     (E) WAREHOUSE LINES OF CREDIT, SERVICING ACQUISITION LINE OF CREDIT AND REVOLVING CREDIT FACILITY

          The estimated fair value of the warehouse lines of credit, servicing acquisition line of credit, and revolving credit facility, each of which are short-term liabilities, approximates their carrying values.

     (F)  COMMITMENTS TO EXTEND CREDIT

          The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of such commitments are included in mortgage loans held for sale in the preceding table and are considered in the calculation of the lower of cost or market calculations for mortgage loans held for sale.

     (G)  OFF-BALANCE SHEET

          The Company uses a variety of off-balance sheet investment products as part of its risk management strategy and in its loan origination activities. The most frequently used off-balances sheet investment products are various types of interest rate swaps and forward rate agreements. Off-balance sheet investment products are typically classified as hedges. The Company does not enter into financial instruments for trading purposes. As of December 31, 1998 and 1997, the Company had no off-balance sheet investments outstanding. During 1998 the Company did not enter into any off-balance sheet investments.

                              THE WMF GROUP, LTD.

                  Notes to Consolidated Financial Statements
            (dollars in thousands, except share and per share data)

(15)   Segment Reporting

       In 1998, SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information became effective. SFAS No. 131 established standards for reporting information about operating segments. The Company adopted the requirements of SFAS No. 131 for the fiscal year ending December 31, 1998. The following table sets forth both information derived from the Company's consolidated statements of operations and reconciles the summary segment information for the consolidated statement of operations for each of the periods presented:


                                          For the year    For the year
                                             ended          ended         For the period       For the period
                                          December 31,    December 31,   April 1, 1996 to    January 1, 1996 to
                                             1998            1997        December 31, 1996     March 31, 1996
                                         --------------  -------------  -------------------  --------------------
Revenue:
    Mortgage banking(1)                    $  67,567            44,645             23,473              6,828
    Capital markets                            3,484                --                 --                 --
    Advisory services                          1,490                --                 --                 --
                                           ---------         ---------          ---------          ---------
                    Total                     72,541            44,645             23,473              6,828
Expenses: (2)
    Mortgage banking(1)                       59,169            39,116             20,953              5,626
    Capital markets                           60,379                --                 --                 --
    Advisory services                          2,114                --                 --                 --
                                           ---------         ---------          ---------          ---------
                    Total                    121,662            39,116             20,953              5,626
Earnings (loss) before non-operating
    interest expense and taxes:
       Mortgage banking (1)                    8,398             5,529              2,520              1,202
       Capital markets                       (56,895)               --                 --                 --
       Advisory services                        (624)               --                 --                 --
                                           ---------         ---------          ---------          ---------
                    Total                    (49,121)            5,529              2,520              1,202

Non-operating interest expense                 3,267               758                221                 57
                                           ---------         ---------          ---------          ---------
Pretax income (loss)                         (52,388)            4,771              2,299              1,145
Provision for (benefit from) taxes           (19,066)            2,329              1,144                840
                                           ---------         ---------          ---------          ---------
Net income (loss)                          $ (33,322)            2,442              1,155                305
                                           =========         =========          =========          =========

(1)  Mortgage banking operations includes corporate administration expenses.

(2) The Company recognized reorganization and recapitalization expenses of approximately $2,000 with approximately $1,700 reported in mortgage banking and $341 reported in capital markets.

     The following table sets forth information derived from the Company's consolidated balance sheet for the date presented:



                                                                     (Continued)

                              THE WMF GROUP, LTD.

                  Notes to Consolidated Financial Statements
            (dollars in thousands, except share and per share data)



                                                December 31,   December 31,
                                                   1998           1997
                                                -----------    -----------
Assets:
    Mortgage banking                             $  131,264        119,331
    Capital markets                                   8,558             --
    Advisory services                                 4,705             --
                                                 ----------    -----------
                   Total                         $  144,527        119,331
                                                 ==========    ===========



       Mortgage banking operations include corporate and administration assets.


(16)   Balance Sheet Classification

       The Company prepares its consolidated balance sheet using an unclassified balance sheet presentation as is customary in the mortgage banking industry. A classified presentation would have aggregated current assets, current liabilities, and net working capital as follows:

                                                            1998          1997
                                                          --------      --------
       Current assets                                     $ 49,980        63,363
       Current liabilities                                  55,649        58,608
                                                          --------      --------
                    Net working capital (deficit)         $ (5,669)        4,755
                                                          ========      ========




(17)   Stock and Stock Option Plans

       As part of the spinoff the Company granted, to certain key employees, options to purchase common shares under the Key Employee Incentive Plan. On December 8, 1997, the Company granted 271,250 nonqualified stock options for an aggregate of six percent of the total shares outstanding of the Company at December 31, 1997. The non-qualified stock option plan provides for the right to purchase Common Stock at a specified price. The options vest ratably over five years and are contingent upon continued employment of the individual and other factors as set forth in the agreement. Compensation expense of $288 and $343 was recognized in the years ended December 31, 1998 and 1997, respectively.

       The Company also issued options under its employee stock purchase plan during December 1997. Employees exercised the right to purchase 138,352 shares at a purchase price of $9.15 per share. The Company incurred compensation expense of $750. No options under this plan were outstanding.


                                                                     (Continued)

                              THE WMF GROUP, LTD

                  Notes to Consolidated Financial Statements
          (dollars in thousands, except share and per share amounts)


       In 1997, the Company also issued 20,000 restricted shares under its Key Employee Deferred Compensation Plan. In 1998, the Company provided for the future issuance of an additional 118,000 restricted shares under this plan. Compensation cost for the restricted shares to be issued in the future is being recognized over the vesting period. The vesting period ranges from 13 months to five years. Issuance of the shares is contingent upon continued employment of the individual and other factors as set forth in the agreement. For 70,000 of these shares, vesting also is contingent upon the achievement of certain performance objectives.

       No options were granted prior to the fiscal year ended December 31, 1996. The following tables summarize the Company's stock option activity for the years ended December 31, 1998 and 1997:


                                                      Weighted       Price                                Price
                                                       Average       range                    Average     range
                                                      exercise     of stock                  exercise   of stock
                                              1998     price        options        1997       price      options
                                          ----------- ---------   ------------  -----------  --------- ------------
Number of shares under stock options
    Granted                                  606,104      12.12   3.96-26.12        707,017       7.79   3.96-7.29
    Exercised                               (126,073)     13.99    .25-26.12       (150,273)      8.81   4.88-9.15
    Forfeited                                (15,429)     11.63        11.63           --          --       --
                                          -----------             ------------  -----------            ------------
Outstanding at the end of the year         1,021,346      10.07    3.96 - 15        556,744       7.51   3.96-9.15
                                          ===========             ============  ===========            ============

       The weighted average fair value of options granted during the years ended December 31, 1998 and 1997 were $12.12 and $7.82 per share, respectively.

                                             Options outstanding                       Options exercisable
                              --------------------------------------------------  -------------------------------
                                                                    Weighted                         Weighted
                                                  Weighted          Average                           Average
          Options               Number of       average life        exercise        Number of        exercise
        outstanding              options          remaining          price           options           price
----------------------------  ---------------  ----------------  ---------------  --------------   --------------
Price range:
       $3.96 - 4.88               101,829                3.2            4.41          101,829            4.41
       $6.00 - 6.92               226,667                5.3            6.26          136,667            6.44
       $9.15                      392,350                9.2            9.15          125,100            9.15
       $11.25 - 11.63              93,500                9.3           11.59           16,700           11.63
       $15                        207,000                9.3           15.00               --           15.00
                              -----------                                          --------------
       $3.96 - 15               1,021,346                                             380,296
                              ===========                                          ==============

       At December 31, 1998, there were 195,748 additional shares available for grant under the Plans. The per share weighted-average fair value of stock options was $6.66 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend

                                                                     (Continued)

                              THE WMF GROUP, LTD.
                  Notes to Consolidated Financial Statements
            (dollars in thousands, except share and per share data)

       yield of 0 percent, risk-free interest rate of 4.75 percent, a volatility of 20 percent and an expected life of 9.2 years.

       The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for certain of its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

--------------------------------------------------------------------------------------------
                                                                 1998             1997
--------------------------------------------------------------------------------------------
Net income (loss)                   As reported          $     (33,322)          $2,442
--------------------------------------------------------------------------------------------
                                    Pro forma                  (34,154)           2,244
--------------------------------------------------------------------------------------------
Net income (loss) per share         As reported                  (6.38)            0.55
--------------------------------------------------------------------------------------------
                                    Pro forma                    (6.54)            0.50
--------------------------------------------------------------------------------------------


       Pro forma net income reflects only options granted since December 31, 1996. Therefore, the full impact of calculating compensations cost for stock options under SFAS 123 is not reflected in the proforma net income amounts presented above because compensation cost is reflected over the options' vesting period of five years.


(18)   Earnings per share

       The following is the computation of the Company's basic and diluted earnings per share for the years ended December 31, 1998 and 1997, the period April 1, 1996 to December 31, 1996, and the period January 1, 1996 to March 31, 1996:


                                                                     (Continued)


                                                1998                                     1997
                            -------------------------------------------  ----------------------------------------

                                 Net                        Per share        Net                      Per share
                                 loss           Shares       amount         income        Shares        amount
                            ------------     ------------------------------------------  ------------------------
Basic EPS                   $ (33,322)           5,224         (6.38)    $   2,442         4,272     $     0.57
Effect of dilutive
    securities options             --               --            --            --           180           (.02)
                            ------------     -----------    -----------  ---------------   ----------   ---------
Diluted EPS                 $ (33,322)           5,224         (6.38)    $   2,442         4,452     $     0.55
                            ============     ===========    ===========  ===============   ==========   =========

                                           Period April 1 to                         Period January 1 to
                                           December 31, 1996                           March 31, 1996
                            ---------------------------------------------   -------------------------------------
                                 Net                        Per share        Net                      Per share
                                income          Shares       amount         income        Shares        amount
                            ------------     ------------------------------------------  ------------------------
Basic EPS                   $   1,155            4,217          0.27     $     305         4,217     $     0.07
Effect of dilutive
    securities options             --               --            --            --            --             --
                            ------------     -----------    -----------  ---------------   ----------   ---------
Diluted EPS                 $   1,155            4,217          0.27     $     305         4,217     $     0.07
                            ============     ===========    ===========  ===============   ==========   =========

(19)   Pro Forma Presentation (Unaudited)

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





                                                                     (Continued)

                              THE WMF GROUP, LTD.

                  Notes to Consolidated Financial Statements
            (dollars in thousands, except share and per share data)



                                                  Historical
                                      -----------------------------------                        Pro forma
                                       For the period     For the period          Three        for the period
                                      April 1, 1996 to    January 1, 1996         months         year ended
                                        December 31,      to March 31,          additional      December 31,
                                           1996               1996             amortization         1996
                                      --------------     ----------------     --------------   --------------
Revenue                              $     23,473               6,828                 --            30,301
                                      --------------     ----------------     --------------   --------------
Amortization/depreciation                   3,982                 551                575             5,108
Other expenses                             18,336               5,972                 --            24,308
                                      --------------     ----------------     --------------   --------------
                    Total                  22,318               6,523                575            29,416
                                      --------------     ----------------     --------------   --------------
                    Net income       $      1,155                 305               (575)              885
                                      ==============     ================     ==============   ==============

(20)   Recapitalization Plan

       (A) Sale of Approximately $16.7 Million of Class A Stock to the Company's Major Shareholders

           On December 31, 1998, the Company's three largest shareholders purchased a total of 3,635,972 shares of a new class of capital stock called the Class A Non-Voting Convertible Preferred Stock ("Class A Stock") for an aggregate purchase price of approximately $16.7 million.

           On January 14, 1999, each outstanding share of Class A Stock was converted into one share of the Company's common stock, after the Federal Trade Commission informed the Company that it would not object to the conversion. As a result of the conversion, the Company's three largest shareholders received a total of 3,635,972 shares of common stock.

           Also as part of the transaction, the warrants to purchase 1,200,000 shares of common stock at a price of $11.25 per share that were received in connection with the financing of the purchase of $20,000 of the Company's subordinated notes by COMIT on September 4, 1998 were surrendered. In addition, the Company's three largest shareholders agreed to a stand-by purchase commitment, described below.

           The Company has applied the proceeds of the sale of shares of Class A Stock to partially repay the subordinated notes.





                                                                     (Continued)

                              THE WMF GROUP, LTD.

                  Notes to Consolidated Financial Statements
            (dollars in thousands, except share and per share data)


          Because of their participation in this transaction, the Company's three largest shareholders agreed not to exercise, transfer or acquire any rights during the rights offering.

          The Company's three largest shareholders further agreed to a standby commitment to purchase up to 664,028 shares of the Company's capital stock for up to $3,300 following the rights offering, as described below.

     (B)  PUBLIC RIGHTS OFFERING

          The Company issued to all of its shareholders of record as of February 1, 1999, 1.072 transferable rights for each share of common stock held by them on that date. Each right entitled its holder to purchase one share of common stock for $5.00. The rights expired on March 8, 1999.

          Through the rights offering the Company sold a total of 1,482,271 shares of common stock for total proceeds of approximately $7,400. On March 19, 1999, the Company's three largest shareholders completed the purchase of a total of 664,028 shares of the Company's common stock pursuant to the standby commitment for total proceeds to the Company of approximately $3,300.

          The Company applied the proceeds form the rights offering first to repay the remaining subordinated notes held by COMIT.