Form 10-Q
period 1999-03-31
WMF GROUP LTD
filed 1999-05-17
CIK 1039206

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION


                             Washington, DC 20549


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934


                     For the period ended:  March 31, 1999
                                          ------------------

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

Common Stock, $.01 par value, outstanding as of May 14, 1999


                       11,294,935 Shares of Common Stock

                              The WMF GROUP, LTD.

                                   FORM 10-Q

                                     INDEX


 Part I             Financial  Information
 ------             ----------------------
 Item 1.            Financial  Statements.

   1                Consolidated Balance Sheets
                     As of March 31, 1999 (unaudited) and December 31, 1998

   2                Consolidated Statements of Operations for the
                     Three Months Ended March 31, 1999 and 1998 (unaudited),

   3                Consolidated Statements of Cash Flows for the
                     Three Months Ended March 31, 1999 and 1998 (unaudited),

   4                Notes to Unaudited Consolidated Financial Statements

 Item 2.
   6                Management's Discussion and Analysis of Financial Condition
                     and Results of Operations

 Part II.           Other Information
 --------           -----------------

 Item 1.
  11                Legal Proceedings

 Items 2 - 5
  11                None

 Item 6.
  11                Exhibits and Reports on Form 8-K

  13                Signatures

ITEM 1.  FINANCIAL STATEMENTS

                              The WMF GROUP, LTD.

                          Consolidated Balance Sheets
                 (dollars in thousands, except per share data)

                                                             As of         As of
                                                           March 31,    December 31,
                                                             1999          1998
                                                         ------------- ------------
                                                          (Unaudited)
                  (ASSETS)
 Cash and cash equivalents                                      9,986     $  8,897
 Restricted cash                                                8,772       13,398
 Mortgage-backed securities                                     6,187        6,195
 Mortgage loans held for sale, pledged                        105,409       34,217
 Principal, interest and other servicing advances               2,263        2,588
 Investment                                                     5,861        3,780
 Furniture, equipment and leasehold improvements, net           4,870        5,011
 Servicing rights, net                                         27,417       26,243
 Goodwill, net                                                 21,915       22,360
 Deferred tax asset, net                                       18,080       17,290
 Other assets                                                   4,130        4,548
                                                             --------     --------
        Total assets                                         $214,890     $144,527
                                                             ========     ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities:
     Accounts payable and accrued expenses                     11,786     $ 15,455
     Escrow Payable                                             6,195       10,853
     Subordinated Note                                              -        3,901
     Warehouse lines of credit                                104,980       34,757
     Servicing acquisition line of credit                           -        4,212
     Revolving credit facility                                 19,331       36,281
     Term Loan                                                 24,375            -
     Deferred fees                                              4,927        5,437
     Accrued loan servicing losses                              6,573        6,253
                                                             --------     --------
        Total liabilities                                     178,167      117,149
                                                             --------     --------

 Stockholders' equity:
     Preferred stock, 12,500,000 shares
     authorized; 0 and 3,635,972 shares issued
     and outstanding in 1999 and 1998, respectively                 -       16,541
     Common stock, $.01 par value, 25,000,000
     shares authorized; 11,294,935 and 5,349,403
     issued and outstanding, respectively                         111           53
     Additional paid-in capital                                67,596       40,509
     Retained earnings (benefit)                              (30,984)     (29,725)
                                                             --------     --------
        Total stockholders' equity                             36,723       27,378
                                                             --------     --------

        Total liabilities and stockholders' equity           $214,890     $144,527
                                                             ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                              THE WMF GROUP, LTD.

                     Consolidated Statements of Operations
                 (dollars in thousands, except per share data)
                                  (unaudited)


                                              Three Months   Three Months
                                                 Ended          Ended
                                               March 31,      March 31,
                                                  1999           1998
                                                  ----           ----
Revenues:

 Servicing fees                                 $ 3,626      $ 3,694
 Gain on sale of mortgage loans, net              5,873        5,233
 Interest income                                    939        1,156
 Placement fee income                             2,023        2,061
 Management fee income                              304            -
 Other income                                       337        1,144
                                                -------      -------
         Total Revenues                          13,102       13,288
                                                -------      -------
 Expenses:

 Salaries and employee benefits                   7,095        6,271
 General and administrative                       2,890        3,073
 Occupancy                                        1,618          838
 Provision for loan servicing losses                320          254
 Interest                                           891          578
 Amortization of servicing rights                 1,286        1,074
 Depreciation and amortization                      778          621
                                                -------      -------
         Total Expenses                          14,877       12,709
                                                -------      -------

 Income (loss) before income tax expense         (1,775)         579
 Income tax expense (benefit)                      (517)         298
                                                -------      -------

 Net income (loss)                              $(1,258)     $   281
                                                =======      =======

 Net income (loss) per share - Basic            $  (.15)     $  0.06
                                                =======      =======

 Net income (loss) per share - Diluted          $  (.15)     $  0.05
                                                =======      =======


The accompanying notes are an integral part of these consolidated financial Statements.

                              THE WMF GROUP, LTD.

                     Consolidated Statements Of Cash Flows
                            (dollars in thousands)
                                  (unaudited)

                                                                Three Months   Three Months
                                                                       Ended          Ended
                                                                   March 31,      March 31,
                                                                        1999           1998
                                                                ------------   ------------
Cash flows from operating activities:
Net income (loss)                                               $     (1,258)  $        281
Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization of furniture, equipment
      and leasehold improvements                                         333            243
      Amortization of mortgage servicing rights                        1,286          1,074
      Amortization of goodwill                                           445            378
      Compensation related to stock options                               15            160
      Provision for loan servicing losses                                320            254
      Deferred taxes, net                                               (790)
      Mortgage loans originated                                     (246,718)      (601,013)
      Mortgage loans sold                                            175,526        594,337
      Decrease (increase) in principal, interest
        and other servicing advances                                     325            264
      Increase in due to affiliates                                        -              -
      Increase (decrease)in restricted cash                           (4,626)          (510)
      Decrease in other assets                                           418            342
      Decrease in  accounts payable and accrued expenses              (3,669)        (2,206)
      Decrease in escrow payable                                      (4,658)
      Increase (decrease) in deferred fees                              (510)           467
                                                                ------------   ------------
Net cash provided by (used in) operating activities                  (74,309)        (7,712)
                                                                ------------   ------------

Cash flows from investing activities:
      Purchase of furniture, equipment and leasehold improvements       (192)        (1,142)
      Purchase of mortgage servicing rights                                -         (  762)
      Origination of mortgage servicing rights                        (2,460)        (1,136)
      Repayment of mortgage backed securities                             (8)             -
      Assets acquired and liabilities assumed, net of cash                 -         (4,273)
      Investment in subsidiary                                        (2,081)             -
                                                                ------------   ------------
Net cash used in investing activities                                 (4,741)        (7,313)
                                                                ------------   ------------

Cash flows from financing activities:
      Repayment of  servicing acquisition line of credit              (4,212)          (250)
      Increase in warehouse lines  of credit, net                     70,223          6,258
      Repayment of revolving credit facility                         (16,950)             -
      Conversion of Preferred Stock                                  (16,541)             -
      Increase in term loan                                           24,375         17,649
      Issuance of common stock and exercise of stock options          27,145          2,558
      Repayment of subordinated note                                  (3,901)             -
                                                                ------------   ------------
Net cash (used) provided by financing activities                      80,139         26,215
                                                                ------------   ------------

Net increase (decrease) in cash                                        1,089         11,190
Cash at beginning of period                                            8,897         10,786
                                                                ------------   ------------
Cash at end of period                                           $      9,986   $     21,976
                                                                ============   ============
 Supplemental disclosures:
Cash paid during the period for interest                        $      1,471   $        489
Cash paid during the period for income taxes                             602            336

The accompanying notes are an integral part of these consolidated financial statements.

                              THE WMF GROUP, LTD.

             Notes to unaudited consolidated financial statements
                 (dollar in thousands, except per share data)

1.   ORGANIZATION:

       The WMF Group, Ltd. (the "Company") is one of the largest independent commercial mortgage bankers in the United States as measured by servicing portfolio size based on the 1998 survey published by the Mortgage Bankers Association of America ("MBA"), the largest originator of Federal National Mortgage Association ("Fannie Mae") multifamily loans based on statistics provided by Fannie Mae, and the largest originator of Federal Housing Administration ("FHA") insured multifamily and healthcare loans based on statistics provided by the United States Department of Housing and Urban Development ("HUD"). The Company originates, underwrites, structures, places, sells and services multifamily and commercial real estate loans. In the second quarter of 1998, the Company entered the commercial mortgage investment funds management and special asset management businesses. Through its relationships with Government Sponsored Enterprises ("GSEs"), investment banks, life insurance companies, commercial banks and other investors, the Company provides and arranges financing to owners of multifamily and commercial real estate on a nationwide basis using both a retail and wholesale network. The Company generates revenues through origination fees, servicing fees, net interest income on loans held for sale, placement fees and funds management fees. In the fourth quarter of 1998, the Company terminated conduit operations at WMF Capital Corp. and formed a conduit processing unit within WMF Washington Mortgage Corp.
The Company does not plan to hold loans for sale without a pre-arranged take-out commitment from a third party mortgage investor.

       The Company is a Delaware corporation formed in October 1992. The Company has three direct wholly owned subsidiaries: WMF Washington Mortgage Corp. ("WMF Washington Mortgage"), WMF Capital Corp. ("Capital Corp."), and WMF Carbon Mesa Advisors, Inc. ("Carbon Mesa Advisors"), which are incorporated under the laws of Delaware. WMF Washington Mortgage's wholly owned subsidiaries are WMF Huntoon, Paige Associates Limited ("WMF Huntoon Paige"), WMF Proctor Ltd. ("WMF Proctor"), and WMF Robert C. Wilson Ltd. ("WMF Robert C. Wilson"), which are incorporated under the laws of the states of Delaware, Michigan and Texas, respectively.

2.   BASIS OF PRESENTATION:

       The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

       The consolidated financial statements of the Company at March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 included herein are unaudited, and include all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows of the Company as of and for the periods presented. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results that may be expected for the full year.

3.   BALANCE SHEET CLASSIFICATION:

       The Company prepares its consolidated balance sheet using an unclassified balance sheet presentation as is customary in the mortgage banking industry. A classified presentation would have aggregated current assets, current liabilities, and net working capital as follows:

                                                   As of                As of
                                               March 31,         December 31,
                                                    1999                 1998
                                               ---------            ---------
 Current assets                                $ 121,527            $  49,980

 Current liabilities                             121,693               55,649
                                               ---------            ---------

 Net working capital (deficit)                 $    (166)           $ ( 5,669)
                                               =========            =========


4.   Debt Facilities:

       On February 10, 1999, the Company refinanced its $150 million warehouse line of credit, $4.2 million term loan, $35 million secured line of credit and $10 million secured line of credit. These facilities were replaced with a $150 million warehouse line of credit, a $25 million secured term loan, and a $25 million secured line of credit. The Company maintained an outstanding balance of $149 million under these credit facilities at March 31, 1999. The agreement requires the Company to maintain certain financial ratios relating to liquidity, leverage, working capital and net worth, among other restrictions. On March 31, 1999, the Company was in compliance with the provisions of the debt covenants.

      The Company repaid its remaining $3.9 million subordinated note balance to Commercial Mortgage Investment Trust, Inc. ("COMIT") on March 19, 1999. The subordinated note balance and related interest were repaid from proceeds received from a rights offering of the Company's common stock.

5.   RECENT ACCOUNTING PRONOUNCEMENTS:

       In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of certain exposures to variable cash flows of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction, or (c) a hedge of foreign currency exposures. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier adoption is permitted. The Company has not yet determined the impact, if any, of this statement, including its provisions for the potential reclassifications of investment securities, on earnings, financial condition, or equity.

6.   LITIGATION:

       Two lawsuits have been filed against Capital Corp. alleging, among other things, breach of contract by Capital Corp. due to its failure to fund certain loan commitments issued by it. The Company is also named as a defendant in one of the lawsuits. An adverse judgment in these matters against Capital Corp. would be material to Capital Corp., and if against the Company, could be material to the Company. Capital Corp. is attempting to resolve the matters by settlement and compromise, but no assurances can be given that such attempts will be successful. The Company does not anticipate a material adverse judgment against it in the case where it is named as a defendant.

       The Company is involved in other litigation related to the normal course of its business. Management is of the opinion that the litigation will not have a material adverse impact on the Company's financial position or operating results. No amounts have been accrued because the loss, if any, cannot be reasonably estimated.

7.   COMMITMENTS:

       The Company enters into commitments to extend credit to borrowers in the normal course of business. Normally, the Company simultaneously commits to sell the loan to an appropriate investor. Because the commitment for the loan normally occurs simultaneously with the investor commitment, the Company limits its exposure to interest rate changes for these transactions. As of March 31, 1999 Capital Corp. had commitments outstanding to extend credit to borrowers of $65.8 million without pre-existing investor sale commitments. In the event there are significant fluctuations in interest rates and spreads during the term of these commitments, the change in value of the commitments could have a material adverse effect on Capital Corp.'s future operating results and consequently Capital Corp.'s ability to honor commitments.

       At March 31, 1999 and 1998, the Company had floating rate commitments outstanding to originate $354 million and $432 million respectively, in multifamily and commercial mortgage loans and mandatory delivery commitments in the amount of $234 million and $306 million, respectively, to cover the Company's origination commitments and loans held for sale.

8.   SERVICING RIGHTS:

    Under the provisions of SFAS 122, the Company capitalizes retained servicing rights after the origination and sale of the related loan by allocating the total cost incurred between the loan and the servicing rights based on their relative fair value if it is practicable to determine the mortgage servicing rights' fair value. If it is not practicable to determine the servicing rights' fair value, then no value is allocated to the servicing rights. After the first observed sale of servicing rights under the Fannie May Delegated Underwriting and Servicing Program ("DUS") in the first quarter of 1999, the Company evaluated its mortgage servicing rights capitalization policy and concluded that market condition changes made it practicable to estimate the fair value of DUS servicing rights. For the three months ended March 31, 1999, the Company recognized gains totaling $918,000 related to the origination of DUS servicing rights. Prior to the first quarter 1999, the Company had determined that it was only practicable to estimate the fair value of servicing rights related to permanent FHA and conduit originated loans.

9.   STOCKHOLDERS EQUITY:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       All statements contained herein that are not historical facts, including but not limited to statements regarding anticipated future capital requirements, the Company's future acquisition and development plans, the Company's ability to obtain additional debt, equity or other financing, and the Company's ability to generate cash from operations and further savings from existing operations, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from those projected, estimated, assumed or anticipated. Among the factors that could cause actual results to differ are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as changes in fees earned from originating and servicing multifamily and commercial mortgage loans, the introduction of new competitors, future acquisitions and strategic partnerships; general business and economic conditions; and the other risk factors described in the Company's 1998 Annual Report on Form 10-K and from time to time in the Company's other reports filed with the Securities and Exchange Commission. Readers should not place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995.

OVERVIEW

       Although it incurred significant losses in 1998, since 1996, the Company has experienced significant growth in its revenues, annual loan production volume and servicing volume. The Company seeks to continue to expand its business through (i) acquisitions, (ii) internal growth, (iii) design and delivery of new mortgage products, (iv) expansion into related businesses, and
(v) diversification of fee income sources. On a going-forward basis, to the extent that the Company is successful in completing acquisitions, the Company will experience increased expenses associated with the amortization of goodwill and acquired mortgage servicing rights and, if the acquisitions are financed by additional indebtedness, an increase in interest expense. Through its acquisitions, the Company's primary focus is to increase its mortgage origination capabilities and servicing portfolio as well as to expand into related businesses. Accordingly, such acquisitions may result in a short-term decrease in income from operations during the period from acquisition through a period necessary to integrate the acquired companies.

       The Company analyzes its operations through three business segments: mortgage banking, capital markets and advisory services. The mortgage banking business segment consists of corporate administrative expenses and the activities of WMF Washington Mortgage and its subsidiaries: WMF Proctor, WMF Huntoon Paige and WMF Robert C. Wilson. The capital markets business segment consists of Capital Corp., and the advisory services segment consists of Carbon Mesa Advisors.

RESULTS OF OPERATIONS - SUMMARY

       The Company's primary business activities are commercial and multifamily loan servicing, loan origination and sales of the loans to investors in the secondary market. With the formation of Capital Corp. and Carbon Mesa Advisors, the Company operated a commercial mortgage conduit, manages commercial mortgage investment funds and provides special asset management services. The Company manages its operations through three business segments: mortgage banking, capital markets, and advisory services. Revenues from mortgage banking activities are earned from the origination of commercial and multifamily real estate mortgage loans and the servicing of such loans. The Company's revenue includes loan servicing fees, gains on sale of mortgage loans (including related gains on originated servicing rights), interest income on loans prior to sale, "placement fees" (revenue earned relating to utilization of escrow funds), origination fee income and other income. In capital markets, the principal sources of revenue include gain on the sale of mortgage loans, gains on the sale of servicing and interest income on loans prior to securitization. Structuring fee income, management fees and origination fees represent the major sources of income for the advisory services segement. Through an ownership interest in COMIT, the Company also invests in structured real estate debt.

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

                         Summary Financial Information
                             Results of Operations
                            (dollars in thousands)

                                    Three months     Three months
                                           Ended            Ended
                                  March 31, 1999   March 31, 1998
                                  --------------   --------------
 Revenues
 Mortgage Banking ***                   $ 12,802         $ 13,196
 Capital Markets                              30               92
 Advisory Services                           270                -
                                        --------         --------
 Total                                    13,102           13,288
 Consolidated Statement                   13,102           13,288
                                        --------         --------

 Expenses
 Mortgage Banking ***                     13,086           11,908
 Capital Markets                             565              590
 Advisory Services                           570                -
                                        --------         --------
 Total                                    14,221           12,709
 Consolidated Statement                   14,221           12,709

 Non-operating interest income               656              211

 Pretax Income (Loss)                     (1,775)             579

 Provision (Benefit) for Taxes              (517)             298
                                        --------         --------
 Net Income (Loss)                        (1,258)             281
                                        ========         ========

Consolidated EBITDA                          945            2,485
Mortgage Banking EBITDA ***                1,704            2,948
Capital Markets EBITDA                      (535)            (462)
Advisory Services EBITDA                    (224)               -

***  Mortgage Banking operations includes corporate administrative expenses.

       The following table sets forth information derived from the Company's consolidated balance sheet for each of the periods presented and a reconciliation to the Company's consolidated balance sheet:

Assets
Mortgage Banking ***                    $202,638         $112,841
Capital Markets                            7,321           31,686
Advisory Services                          4,931                -
                                        --------         --------

Total                                   $214,890         $144,527
Consolidated Statement                   214,890          144,527

***  Mortgage Banking operations includes corporate administrative expenses.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH
31,1998

       Net income (loss) was ($1.3) million for the three months ended March 31, 1999 and $281,000 for the three months ended March 31, 1998.

       The Company's earnings before non-operating interest expense, income taxes, depreciation and amortization ("EBITDA") for the three months ended March 31, 1999 was $945,000 compared with $2.5 million for the same period of 1998, a decrease of $1.6 million or 64%. The decrease in EBITDA for the three months ended March 31, 1999 is attributable primarily to increased salaries, benefits and occupancy costs over the three months ended March 31, 1998.

       EBITDA is widely used in the industry as a measure of a company's operating performance, but should not be considered as an alternative to either
(i) income from continuing operations (determined in accordance with generally accepted accounting principles) as a measure of profitability or (ii) cash flows from operating activities (determined in accordance with generally accepted accounting principles). EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. EBITDA as measured by the Company may not be comparable to EBITDA as measured by other companies.

Mortgage Banking

       Servicing fees earned in the mortgage banking segment were $3.6 million for the three months ended March 31, 1999, a decrease of $68,000 or 1.8% from $3.7 million for the same period in 1998. Revenue related to mortgage servicing is based upon the unpaid principal balance of loans serviced. Mortgage banking operations increased its total servicing portfolio by 10% from $10.9 billion as of March 31, 1998 to $12.0 million at March 31, 1999. Servicing fees, however, declined due to an increased mix of life insurance company servicing and master servicing in the Company's servicing portfolio. The Company earns lower fees on life insurance servicing and master servicing than on primary servicing for Fannie Mae and FHA mortgages.

       Gain on sale of mortgage loans was $3.4 million for the three months ended March 31, 1999, a decrease of $700,000 or 17.1% from $4.1 million for the three months ended March 31, 1998. For the three months ended March 31, 1999 and 1998, the Company sold $359 million and $594 million mortgage loans, respectively. The decrease in gain on sale of mortgage loans is a result of the decrease in loan origination fees and includes the gain on recognizing originated mortgage servicing rights in the amount of $2.5 million and $1.1 million for the three months ended March 31, 1999 and March 31, 1998, respectively.

       Under the provisions of SFAS 122, the Company capitalizes retained servicing rights after the origination and sale of the related loan by allocating the total cost incurred between the loan and the servicing rights based on their relative fair value if it is practicable to determine the mortgage servicing rights' fair value. If it is not practicable to determine the servicing rights' fair value, then no value is allocated to the servicing rights. After the first observed sale of servicing rights under the Fannie Mae Delegated Underwriting and Servicing Program ("DUS") in the first quarter of 1999, the Company evaluated its mortgage servicing rights capitalization policy and concluded that market condition changes made it practicable to estimate the fair value of DUS servicing rights. For the three months ended March 31, 1999, the Company recognized gains totaling $918,000 related to the origination of DUS servicing rights. Prior to the first quarter 1999, the Company had determined that it was only practicable to estimate the fair value of servicing rights related to permanent FHA and conduit originated loans.

       Interest income was $931,000 for the three months ended March 31, 1999, a decrease of $133,000 or 12.5% from $1.1 million for the three months March 31, 1998. This decrease was due to the decrease in loan originations for the three months ended March 31, 1999 compared to the three months ended March 31, 1998.

       Placement fee income was $2.0 million for the three months ended March 31, 1999, a decrease of $38,000 or 1.8% from $2.1 million for the three months ended March 31, 1998. This decrease was the result of the Company's increased use of investor escrow balances held by the Company as compensating balances to reduce the interest rate on its credit facilities. This decrease was partially offset by the receipt of $500,000 in placement fees during the first quarter of 1999, which had been previously underpaid by a third party financial institution.

       Other income (which includes prepayment penalties, termination fees, loan management fees and brokerage fees) was $337,000 for the three months ended March 31, 1999, a decrease of $807,000 or 73.4% from $1.1 million for the three months ended March 31,1998. The decrease was the result of decreased prepayment penalties, termination fees, loan management fees, brokerage fees and extension fees.

       Mortgage banking segment's total expenses consist of salaries and benefits (including commissions), other general and administrative expenses, provision for servicing losses, operating interest expense, amortization of mortgage servicing rights, and other depreciation and amortization. Mortgage banking's expenses include corporate administrative expenses.

       Salaries and benefits, the largest category of costs for the Company, increased $339,000, or 5.7%, from $5.9 million for the three months ended March 31, 1998 to $6.3 million for the three months ended March 31, 1999. This increase is due primarily to the addition of a conduit processing group.

       General and administrative expenses consist of professional fees, travel, management information, telephone and equipment rental, and other expenses. General and administrative expenses were $2.9 million for the three months ended March 31, 1999 and $3.1 million for the three months ended March 31, 1998. The decrease of $183,000 is a result of the Company's previously announced cost reduction program.

       Occupancy expense was $1.4 million for the three months ended March 31, 1999, an increase of $622,000 or 80.2% from $776,000 for the same period in 1998. This increase was due to the costs associated with the addition of a conduit loan processing group and the expansion of loan origination operations in New York and Los Angeles.

       The Company increased the provision for loan servicing losses to $320,000 for the three months ended March 31, 1999, an increase of 26% from $254,000 for the three months ended March 31, 1998. The increase in addition to reserves is the result of management's determination, as part of its ongoing assessment of the Company's exposure related to its Fannie Mae DUS portfolio, for which it is obligated to share certain losses. The Company's principal balance of Fannie Mae DUS loans in the servicing portfolio was $1.5 billion and $1.0 billion as of March 31, 1999 and 1998, respectively. Although management considers the allowance appropriate and adequate to cover inherent loan servicing losses, management's judgment is based on a number of assumptions about future events which are believed to be reasonable but which may or may not be valid. There can be no assurance that losses will not exceed the allowance, and future increases in the allowance may be required.

       Warehouse interest expense of $235,000 for the three months ended March 31, 1999 decreased $119,000 or 33.7% from $354,000 for the three months ended March 31, 1998. This decrease was due to the decrease in Company loan originations.

       Non-operating interest expense of $656,000 for the three months ended March 31, 1999 increased $445,000 or 210.9% from $211,000 for the three months ended March 31, 1998. This increase was due to increased borrowings under the Company's credit facilities.

       Depreciation and amortization of $702,000 for the three months ended March 31, 1999 increased $116,000 or 19.8% from $586,000 for the three months ended March 31, 1998. This increase was due primarily to the amortization related to the originated mortgage servicing rights recognized during 1998.

Capital Markets Segment:

       The capital markets segment of the Company, Capital Corp., was formed in February 1998 to conduct the securitization conduit activities of the Company. During the quarter, capital markets experienced a loss of $535,000 compared to a loss of $498,000 for the same period in 1998. The losses in 1999 relate to the cost of a small loan processing unit, a loan origination office and certain administrative costs to curtail conduit operations.

       Interest income was $8,000 for the three months ended March 31, 1999 a decrease of $84,000 from $92,000 for the three months ended March 31, 1998. This decrease resulted from the decrease in the number of loan originations during the period ended March 31, 1999.

       Salary and benefits expense was $368,000 for the three months ended March 31, 1999 an increase of $37,000 from $331,000 for the three months ended March 31, 1998. This increase was primarily due to the operation of a small loan processing unit and a loan origination office, offset partially by staff reductions resulting from the curtailment of conduit operations.

       Other general and administrative expenses were $57,000 for the three month period ending March 31, 1999, a decrease of $91,000 from $148,000 for the three month period ending March 31, 1998. This decrease is the result of the curtailment of conduit operations.

Advisory Services Segment:

       The advisory services segment of the Company, Carbon Mesa Advisors, began operations during the second quarter of 1998. Revenue within the advisory services segment of the Company consists of origination fee income and management fees. Origination fee income includes structuring fees and loan processing fees (included in gain on loan sales). Structuring fees are paid to Carbon Mesa Advisors for structuring loans for borrowers, and loan processing fees are paid to Carbon Mesa Advisors for processing mortgage loan applications. Carbon Mesa Advisors originates loans for and manages two commercial mortgage funds. Those funds paid Carbon Mesa Advisors management fees of $304,000 for the three months ended March 31, 1999. Total assets under management by Carbon Mesa Advisors on March 31, 1999 were $187 million, a $48 million increase from the $139 million under management at December 31, 1998.

       Expenses consist primarily of salary and benefits, occupancy and amortization. Total expenses were $570,000 for the three-month period ending March 31, 1999. There were no corresponding expenses for the period ending March 31, 1998 because Carbon Mesa Advisors was not established until the second quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's principal financing needs are the financing of loan origination activities, the pursuit of new acquisitions and the purchase of servicing rights. To meet these needs, the Company currently utilizes a warehouse line of credit, a revolving line of credit and a term loan.

       The Company's credit agreements require the maintenance of certain financial ratios relating to liquidity, leverage, working capital, and net worth among other restrictions, all of which were met at March 31, 1999. Among other things, these provisions restrict Company capital contributions to Capital Corp., which may result in Capital Corp.'s inability to fulfill certain contractual obligations.

       In connection with its Fannie Mae DUS program, the Company is required to establish a letter of credit to meet the program's requirements.

       The Company issued to all of its shareholders of record as of February 1, 1999, 1.072 transferable rights for each share of common stock held by them on that date. Each right entitled its holder to purchase one share of common stock for $5.00. The rights expired on March 8, 1999. Through the rights offering, the Company sold a total of 1,482,271 shares of common stock for total proceeds of approximately $7.4 million. The Company used the proceeds from the rights offering to repay its remaining $3.9 million subordinated note balance to COMIT.

       On March 19, 1999, the Company's three largest shareholders, Demeter Holdings Corp. ("Demeter"), Phemus Corporation ("Phemus") and Capricorn Investors II, L.P. ("Capricorn"), completed the purchase of a total of 664,028 shares of the Company's common stock for $3.3 million, pursuant to a Standby Purchase Agreement. In addition, on March 31, 1999, Capricorn purchased an additional 34,250 shares of common stock for total proceeds to the Company of $185,545. The proceeds from these transactions were used for the Company's working capital.

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

Cashflows

       Operating Activities: In the three months ended March 31, 1999, the Company's operating activities used cash of approximately $74.3 million primarily to increase its mortgage loans held for sale. These are viewed as short term assets and are generally financed with short-term borrowings as discussed under "Financing Activities".

       Investing Activities: The primary investing activities for which cash was used during the three months ended March 31, 1999 were an investment in COMIT and the origination of mortgage servicing rights.

       Financing Activities: Net cash provided by financing activities totaled $80.1 million for the three months ended March 31, 1999. Principal financing activities included an increase in the warehouse line of credit to finance mortgage loans held for sale, as discussed under "Operating Activities," and the issuance of common stock pursuant to the rights offering and private placements to Demeter, Phemus, and Capricorn. The conversion of preferred stock and the repayment of a subordinated note partially offset those sources of additional financing.

       The Company believes its current cash flow from operations and borrowings available under its debt facilities will be sufficient to meet its operating needs. Additionally, in the event additional capital resources are required, the Company believes it will have access to capital through other sources.

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

       The Company's Program, The Company has developed a program to address the Year 2000 Problem as it may affect:

  .       the Company's computer and operating systems, including its servicing, accounting, human resources and financial reporting systems;

  .       the Company's other systems, such as buildings, equipment, telephone systems and other non-computer systems that may contain technology that is sensitive to the Year 2000 problem;

  .       certain systems of the Company's major vendors and material service providers if those systems relate to the Company's business activities;

  .       certain systems of the Company's material customers and investors, if those systems relate to the Company's ability to provide services to customers and investors.

          As described below, the Company's Year 2000 Program involves

1. assessing the Year 2000 Problem and determining how it may negatively affect the Company;

2. developing remedies to address the problems discovered in the assessment phase;

3.   testing the remedies; and

4. preparing contingency plans to deal with the most likely worst case scenarios.

       Assessment Phase. The following table shows the current state of Year 2000 compliance in the Company's computer systems:

                                Year 2000    Year 2000
                                Compliant  Non-Compliant
Component                        Number       Number
---------                       ---------  -------------
  Business Critical Software
      Servicing Systems                 2              0
      Accounting System                 1              0
      Human Resources                   1              0
  Hardware
      Personal Computers              400              0
      File/Data Services               34              0
      Networks                         20              0
  Office Software Suites              400              0

       The Company has evaluated all of its systems and has completed remedies for the Year 2000 Problem. During the last quarter of 1998, the Company sent letters to certain of its significant hardware, software, and other equipment vendors and other material service providers, as well as to its significant customers requesting that they provide detailed, written information concerning existing or anticipated Year 2000 compliance by their systems. The Company has completed these inquiries and has received substantially all third-party responses.

       While the Company cannot thoroughly assess other parties' Year 2000 readiness, it will attempt to identify areas of vulnerability and change relationships with those parties as appropriate. If the Company believes that third-party systems may have a negative impact on its operations, it will develop relationships with other parties who have been thoroughly screened for Year 2000 compliance.

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

       Contingency Plans. The Company has not yet fully identified its most likely worst-case scenarios that could occur because of the Year 2000 Problem. The Company is developing contingency plans for the scenarios that have been identified. The Company intends to complete its determination of worst-case scenarios after it has analyzed responses to most of the inquires made to third parties. After its analysis, the Company plans to develop a timetable for completing its contingency plans.

       Costs Related to the Year 2000 Problem. To date, the Company has spent approximately $100,000 for its Year 2000 program, mostly in labor costs and hardware replacement. The Company expects to incur additional costs, which it estimates will not exceed $300,000. Compliance costs are relatively low because all business critical software systems were upgraded under normal vendor maintenance agreements. The Company currently believes that the costs to resolve the Year 2000 Problem for its other systems will not be material. However, the Company cannot assure you that its cost estimates will not change until the Company completes the contingency planning.

II.

OTHER INFORMATION

Item 1: Legal Proceedings

         A description of material litigation pending against the Company is contained in the Company's 1998 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1999.

          The Company is involved in other litigation related to the normal course of its business. Management is of the opinion that the litigation will not have a material adverse impact on the Company's financial position or operating results. No amounts have been accrued because the loss, if any, cannot be reasonably estimated.

Item 2:  Changes in Securities.

         On January 14, 1999, each outstanding share of Class A Stock was converted into one share of the Company's common stock. As a result of the conversion, the Company's three largest shareholders received a total of 3,635,972 shares of common stock. The conversion of the Class A Stock was exempt from registration pursuant to Section 4(2) of the Securities Act, because the sale did not involve any public offering.

          On March 19, 1999, the Company's three largest shareholders, Demeter Holdings Corp., Phemus Corporation and Capricorn Investors II, L.P ("Capricorn"), completed the purchase of a total of 664,028 shares of the Company's common stock for $3.3 million, pursuant to a Standby Purchase Agreement. In addition, on March 31, 1999, Capricorn purchased an additional 34,250 shares of common stock for total proceeds to the Company of $185,545. The proceeds from these transactions were used for the Company's working capital. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act, because the sale did not involve any public offering.


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

      10.4 Delegated Underwriting and Servicing Reserve Agreement among Fannie Mae, State Street Bank and Trust Company and the Company, dated as of June 4, 1996. (3)
      10.5 Credit and Security Agreement (Syndicate Agreement) dated as of February 10, 1999, between the Company, WMF Washington Mortgage Corp., WMF/Huntoon, Paige Associates Limited, WMF Proctor Ltd., The Robert C. Wilson Company, The Robert C. Wilson Company - Arizona, WMF Carbon Mesa Advisors, Inc. and Residential Funding Corporation and certain other lenders party thereto. (10)
      10.6 Warehousing Promissory Note between The WMF Group, Ltd., a Delaware corporation; WMF Washington Mortgage Corp., a Delaware corporation; WMF/Huntoon, Paige Associates Limited, a Delaware corporation; WMF Proctor, Ltd., a Michigan corporation; The Robert C. Wilson Company, a Texas corporation; The Robert C. Wilson-Arizona Company, an Arizona corporation and WMF Carbon Mesa Advisors, Inc., a Delaware corporation, and _______________ dated as of February 10, 1999 (10)
      10.7 Term Loan Facility Promissory Note between The WMF Group, Ltd., a Delaware corporation; WMF Washington Mortgage Corp., a Delaware corporation; WMF/Huntoon, Paige Associates Limited, a Delaware corporation; WMF Proctor, Ltd., a Michigan corporation; The Robert C. Wilson Company, a Texas corporation; The Robert C. Wilson-Arizona Company, an Arizona corporation and WMF Carbon Mesa Advisors, Inc., a Delaware corporation, and __________________ dated as of February 10, 1999 (10)
      10.8 Servicing Promissory Note between The WMF Group, Ltd., a Delaware corporation; WMF Washington Mortgage Corp., a Delaware corporation; WMF/Huntoon, Paige Associates Limited, a Delaware corporation; WMF Proctor, Ltd., a Michigan corporation; The Robert C. Wilson Company, a Texas corporation; The Robert C. Wilson-Arizona Company, an Arizona corporation and WMF Carbon Mesa Advisors, Inc., a Delaware corporation, and _____________________ dated as of February 10, 1999 (10)
      10.9 Swingline Promissory Note between The WMF Group, Ltd., a Delaware corporation; WMF Washington Mortgage Corp., a Delaware corporation; WMF/Huntoon, Paige Associates Limited, a Delaware corporation; WMF Proctor, Ltd., a Michigan corporation; The Robert C. Wilson Company, a Texas corporation; The Robert C. Wilson-Arizona Company, an Arizona corporation and WMF Carbon Mesa Advisors, Inc., a Delaware corporation, and Residential Funding corporation dated as of February 10, 1999 (10)
      10.10 Sublimit Promissory Note between The WMF Group, Ltd., a Delaware corporation; WMF Washington Mortgage Corp., a Delaware corporation; WMF/Huntoon, Paige Associates Limited, a Delaware corporation; WMF Proctor, Ltd., a Michigan corporation; The Robert C. Wilson Company, a Texas corporation; The Robert C. Wilson-Arizona Company, an Arizona corporation and WMF Carbon Mesa Advisors, Inc., a Delaware corporation, and __________________ dated as of February 10, 1999 (10)
      10.11 Letter Agreement dated October 25, 1996 between Washington Mortgage Financial Group and Michael D. Ketcham. (3)
      10.12           Key Employee Incentive Plan. (4)
      10.13           Key Employee Incentive Award Agreement. (4)
      10.14           Key Employee Deferral Compensation Plan. (4)
      10.15           Employee Stock Purchase Plan. (4)
      10.16 Stock Purchase Agreement dated as of October 31, 1997 between Washington Mortgage Financial Group, Ltd. and The Robert C. Wilson Company (7)
      10.17 Asset Purchase Agreement dated as of Dated December 16, 1997 between Washington Mortgage Financial Group, Ltd. and NY Urban West Inc. (8)
      10.18 Registration Rights Agreement dated December 7, 1997 between the Company and Capricorn Investors II, L.P. (10)

      10.19           Registration Rights Agreement dated June 12, 1998, between the Company, Harvard Private Capital Holdings, Inc. and
                      Capricorn Investors II, L.P., as amended by the First
                      Amendment to the Registration Rights Agreement, dated as
                      of October 16, 1998, among the Company, Harvard Private
                      Capital Holdings, Inc., Capricorn Investors II, L.P.,
                      Demeter Holdings Corporation and Phemus Corporation (2)
      10.20           Series 2 Warrant Agreement dated December 30, 1998,
                      between the Company and [*] (2)(6)
      10.21           Series 3 Warrant Agreement dated December 30, 1998,
                      between the Company and [*] (2)(6)
      10.22           Registration Rights Agreement dated December 30, 1998,
                      between the Company and [*] (2)(6)
      10.23           Employment Agreement dated April 1, 1998, between the
                      Company and Mitchell D. Clarfield
      10.24           Employment Agreement dated April 1, 1998 between the
                      Company and Glenn A. Sonnenberg
      11              Statement re Computation of Per Share Earnings
      21              Subsidiaries of the Registrant  (8)
      27              Financial Data Schedule

   (1) Incorporated by reference to Exhibit 2.2 to the current report on Form 8-K previously filed by NHP Incorporated on April 24, 1997.
   (2) Incorporated by reference to the current report on Form 8-K previously filed by the Company on January 13, 1999.
   (3) Incorporated by reference to the registration statement on Form 10 previously filed by the Company on August 4, 1997 as amended.
   (4) Incorporated by reference to the registration statement on Form S-1 filed by the Company on October 30, 1997.
   (5) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1998, filed on May 15, 1998.
   (6) Portions of this document have been omitted pursuant to a confidential treatment request.
   (7) Incorporated by reference to the Form 8-K previously filed by the Company on November 20, 1997.
   (8) Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1997, filed on March 31, 1998.
   (9) Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998, filed on August 14, 1998.
   (10) Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.


                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   THE WMF GROUP, LTD.



  Date: May 14,  1999               By: /s/ Shekar Narasimhan
                                        ---------------------
                                            Shekar Narasimhan
                                            Director, President and Chief
                                            Executive Officer

  Date: May 14, 1999               By:  /s/ Michael D. Ketcham
                                            ------------------
                                            Michael D. Ketcham Executive
                                            Vice President, Chief
                                            Financial Officer and
                                            Treasurer (Principal
                                            Financial Officer)

                              THE WMF GROUP, LTD.
                 (dollars in thousands, except per share data)