Form 10-Q
period 1999-06-30
WMF GROUP LTD
filed 1999-08-13
CIK 1039206

------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-22567


                               THE WMF GROUP, LTD.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                          54-1647759
--------------------------------                        -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         identification No.)

1593 SPRING HILL ROAD, SUITE 400, VIENNA, VIRGINIA           22182-2245
--------------------------------------------------           ----------
  (Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including are code          (703) 610-1400
                                                           --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, Yes X No

At August 6, 1999, there were 11,135,519 shares if common stock, $.01 par value, outstanding.

------------------------------------------------------------------------------

                               The WMF GROUP, LTD.

                          Quarterly Report on Form 10-Q

                                TABLE OF CONTENTS

                                                                                                               PAGE
PART I     FINANCIAL INFORMATION


     ITEM 1.  FINANCIAL  STATEMENTS

              Consolidated Balance Sheets
                     - As of June 30, 1999  (unaudited)  and December 31, 1998 . . . . . . . . . . . . . . . .   1

              Consolidated Statements of Operations
                     - Three and Six Months Ended June 30, 1999 and 1998  (unaudited)  . . . . . . . . . . . .   2

              Consolidated Statements of Cash Flows
                     - Six Months Ended June 30, 1999 and 1998  (unaudited)  . . . . . . . . . . . . . . . . .   3

              Notes to Unaudited  Consolidated  Financial Statements . . . . . . . . . . . . . . . . . . . . .   4

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF  OPERATIONS  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7


PART II.   OTHER INFORMATION

     ITEM 1.  LEGAL  PROCEEDINGS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

     ITEM 2.  CHANGE IN  SECURITIES  AND USE OF  PROCEEDS  . . . . . . . . . . . . . . . . . . . . . . . . . .  16

     ITEM 4.  SUBMISSION  OF MATTERS TO A VOTE OF  SECURITY  HOLDERS . . . . . . . . . . . . . . . . . . . . .  16

     ITEM 6.  EXHIBITS  AND  REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17



SIGNATURES  .  .  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               The WMF GROUP, LTD.

                           Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                       (Unaudited)
                                                                          As of            As of
                                                                         June 30,       December 31,
                                                                           1999             1998
                                                                       -----------      -----------
                                  ASSETS
 Cash and cash equivalents                                             $   9,713        $     8,897
 Restricted cash                                                           8,321             13,398
 Mortgage-backed securities                                                6,180              6,195
 Mortgage loans held for sale, pledged                                    66,494             34,217
 Principal, interest and other servicing advances                          2,206              2,588
 Investment                                                                5,861              3,780
 Furniture, equipment and leasehold improvements, net                      4,621              5,011
 Servicing rights, net                                                    28,804             26,243
 Goodwill, net                                                            23,371             22,360
 Deferred tax asset, net                                                  17,811             17,290
 Other assets                                                              3,582              4,548
                                                                       ---------            -------
         Total assets                                                   $176,964           $144,527
                                                                       ---------            -------
                                                                       ---------            -------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Accounts payable and accrued expenses                                 $  12,214          $  15,455
 Escrow Payable                                                            3,649             10,853
 Subordinated Note                                                             -              3,901
 Warehouse lines of credit                                                65,841             34,757
 Servicing acquisition line of credit                                          -              4,212
 Revolving credit facility                                                23,150             36,281
 Term Loan                                                                24,375                  -
 Deferred fees                                                             3,433              5,437
 Accrued loan servicing losses                                             6,928              6,253
                                                                       ---------          ---------
         Total liabilities                                               139,590            117,149

Stockholders' equity:
 Preferred stock, 12,500,000 shares authorized; 0 and 3,635,972
     shares issued and outstanding in 1999 and 1998, respectively              -             16,541
 Common stock, $.01 par value, 25,000,000 shares authorized;
     11,296,919 and 5,349,403 issued and outstanding in 1999
     and 1998, respectively                                                  112                 53
 Treasury Stock                                                             (637)                 -
 Additional paid-in capital                                               68,715             40,509
 Retained deficit                                                        (30,816)           (29,725)
                                                                       ---------          ---------

         Total stockholders' equity                                       37,374             27,378
                                                                       ---------          ---------

         Total liabilities and stockholders' equity                     $176,964           $144,527
                                                                       ---------            -------
                                                                       ---------            -------

      The accompanying notes are an integral part of these consolidated financial statements.

                               THE WMF GROUP, LTD.

                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                      Three Months Ended                Six Months Ended
                                                           June 30,                         June 30,
                                                  -------------------------          --------------------------
                                                    1999              1998            1999          1998
                                                  --------         --------          -----          ----
Revenue:
  Servicing fees                                  $  4,098         $  3,607      $   7,724       $   7,301
  Gain on sale of mortgage loans, net                8,677            7,101         14,550          12,334
  Interest income                                    1,260            4,328          2,199           5,484
  Placement fee income                               1,470            2,076          3,493           4,137
  Management fee income                                432               44            736              44
  Other income                                         741            1,172          1,078           2,316
                                                  --------         --------         ------        --------

     Total Revenue                                  16,678           18,328         29,780          31,616

Expenses:
  Salaries and employee benefits                     7,505            7,614         14,600          13,884
  General and administrative                         3,971            3,963          6,860           7,036
  Occupancy                                          1,571              964          3,189           1,802
  Provision for loan servicing losses                  355              273            675             528
  Interest                                             586            3,280          1,477           3,858
  Amortization of servicing rights                   1,458            1,429          2,744           2,503
  Depreciation and amortization                        795              680          1,573           1,301
  Unrealized loss on treasury short sales                -            6,505              -           6,505
                                                  --------         --------        -------        --------

      Total Expenses                                16,241           24,708         31,118          37,417
                                                  --------         --------        -------        --------

Income (loss) before income tax expense                437           (6,380)        (1,338)         (5,801)
Income tax expense (benefit)                           269           (2,395)          (248)         (2,097)
                                                  --------         --------        --------       ---------

Net income (loss)                                 $    168         $ (3,985)       $ (1,090)      $ (3,704)
                                                  --------         --------        --------       ---------
                                                  --------         --------        --------       ---------


Net income (loss) per share - Basic               $   0.02         $  (0.76)       $  (0.11)      $   (0.71)
                                                  --------         --------        --------       ---------
                                                  --------         --------        --------       ---------

Net income (loss) per share - Diluted             $   0.02         $  (0.76)       $  (0.11)      $   (0.71)
                                                  --------         --------        --------       ---------
                                                  --------         --------        --------       ---------






       The accompanying notes are an integral part of these consolidated financial Statements.

                               THE WMF GROUP, LTD.

                      Consolidated Statements Of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                          Six Months Ended June 30,
                                                                       ----------------------------
                                                                          1999                1998
                                                                       ---------          ---------
Cash flows from operating activities:
  Net loss                                                              $ (1,090)          $ (3,704)
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization of furniture, equipment
           and leasehold improvements                                        665                497
     Amortization of mortgage servicing rights                             2,744              2,503
     Amortization of goodwill                                                907                804
     Compensation related to stock options                                   141                160
     Provision for loan servicing losses                                     675                528
     Deferred taxes, net                                                    (521)                 -
     Mortgage loans originated                                          (488,185)        (1,738,381)
     Mortgage loans sold                                                 455,908          1,425,696
     Decrease (increase) in principal, interest
          and other servicing advances                                       382               (427)
     Increase (decrease) in restricted cash                                5,077               (121)
     Decrease in other assets                                                966             (2,439)
     Increase (decrease) in accounts payable and accrued expenses         (3,799)            (3,635)
     Decrease in escrow payable                                           (7,204)                 -
     Increase (decrease) in deferred fees                                 (2,004)             5,643
                                                                       ---------          ---------
   Net cash used in operating activities                                 (35,338)          (312,876)
Cash flows from investing activities:
     Purchase of furniture, equipment and leasehold improvements            (275)            (1,872)
     Purchase of mortgage servicing rights                                     -               (929)
     Origination of mortgage servicing rights                             (5,305)            (2,554)
     Purchases to cover securities sold but not yet purchased                  -           (476,308)
     Proceeds from securities sold but not yet purchased                       -            482,813
     Repayment of mortgage backed securities                                  15                  -
     Assets acquired and liabilities assumed, net of cash                 (1,318)            (4,513)
     Investment in subsidiary                                             (2,081)                 -
                                                                       ---------          ---------
   Net cash used in investing activities                                  (8,964)            (3,363)
Cash flows from financing activities:
     Repayment of servicing acquisition line of credit                    (4,212)              (500)
     Increase in warehouse lines of credit, net                           31,084            298,710
     Increase (repayment) of revolving credit facility, net              (13,131)            17,649
     Borrowings under term loan                                           25,000                  -
     Repayments of  term loan                                               (625)                 -
     Proceeds from issuance of common stock and exercise of options       11,723              4,177
     Purchase of treasury stock                                             (820)                 -
     Repayment of subordinated note                                       (3,901)                 -
                                                                       ---------          ---------
   Net cash provided by financing activities                              45,118            320,036
Net increase in cash                                                         816              3,797
Cash at beginning of period                                                8,897             10,786
                                                                       ---------          ---------
Cash at end of period                                                     $9,713            $14,583
                                                                       ---------          ---------
                                                                       ---------          ---------

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                             $2,025           $  2,674
     Cash paid during the period for income taxes                            734                758

Noncash investing and financing activities:
     Conversion of preferred stock to common stock                       $16,541                  -
     Issuance of Warrants                                                    981                  -
     Notes payable issued in acquisition of assets                           427                  -
     Stock issued in acquisition of assets                                   183                  -

      The accompanying notes are an integral part of these consolidated financial statements.

                               THE WMF GROUP,LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 1.  ORGANIZATION

         The WMF Group, Ltd. and its subsidiaries (the "Company") is one of the largest independent commercial mortgage bankers in the United States as measured by servicing portfolio size, based on the 1998 survey published by the Mortgage Bankers Association of America ("MBA"). The Company is also the largest originator of Federal National Mortgage Association ("Fannie Mae") multifamily loans, based on statistics provided by Fannie Mae, and the largest originator of Federal Housing Administration ("FHA") insured multifamily and healthcare loans based on statistics provided by the United States Department of Housing and Urban Development ("HUD"). The Company originates, underwrites, structures, places, sells and services multifamily and commercial real estate loans. In the second quarter of 1998, the Company entered the commercial mortgage investment funds management and special asset management businesses. Through its relationships with Government Sponsored Enterprises ("GSEs"), investment banks, life insurance companies, commercial banks and other investors, the Company provides and arranges financing to owners of multifamily and commercial real estate on a nationwide basis using both a retail and wholesale network. The Company generates revenues through origination fees, servicing fees, net interest income on loans held for sale, placement fees and funds management fees. The Company does not plan to hold loans for sale without a pre-arranged take-out commitment from a third-party mortgage investor.

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

         The consolidated financial statements of the Company as of June 30, 1999, and for the three and six month periods ended June 30, 1999 and 1998 included herein are unaudited, and include all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows of the Company as of and for the periods presented. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results that may be expected for the full year.

3.  ACQUISITION

       In April 1999 the Company exercised its option to purchase certain intangible assets related to Carbon Mesa Advisors. Total value of the transaction was $1.7 million including $1.1 million in cash, $0.4 million in notes and 28,479 shares of common stock valued at $0.2 million. The acquisition was accounted for under the purchase method of accounting and resulted in recording $1.7 million of goodwill.

4.  BALANCE SHEET CLASSIFICATION

         The Company prepares its consolidated balance sheet using an unclassified balance sheet presentation as is customary in the mortgage banking industry. A classified presentation would have aggregated current assets, current liabilities, and net working capital as follows:

                                                                   As of                    As of
                                                                  June 30,              December 31,
                                                                    1999                     1998
                                                                ---------               ---------
                  Current assets                                  $87,883                 $49,980
                  Current liabilities                              87,152                  55,649
                                                                ---------               ---------
                       Net working capital (deficit)             $    731                 $(5,669)
                                                                ---------               ---------
                                                                ---------               ---------

5.  DEBT FACILITIES

            On February 10, 1999, the Company refinanced its $150 million warehouse line of credit, $4.2 million term loan, $35 million secured line of credit and $10 million secured line of credit. These facilities were replaced with a $150 million warehouse line of credit, a $25 million secured term loan, and a $25 million secured line of credit. The Company had an outstanding balance of $113 million under these credit facilities as of June 30, 1999. The agreement requires the Company to maintain certain financial ratios relating to liquidity, leverage, working capital and net worth, among other restrictions. On June 30, 1999, the Company was in compliance with these covenants.

          The Company repaid its remaining $3.9 million subordinated note balance to Commercial Mortgage Investment Trust, Inc. ("COMIT") on March 19, 1999. COMIT is a commercial mortgage real estate investment trust of which the Company owns less than 20 percent. The subordinated note balance and related interest were repaid from proceeds received from a rights offering of the Company's common stock. See further discussion in Note 6.

6.  STOCKHOLDERS' EQUITY

         (A)    SALE OF PREFERRED STOCK

         On December 31, 1998, the Company's three largest shareholders purchased a total of 3,635,972 shares of a new class of capital stock called Class A Non-Voting Convertible Preferred Stock ("Class A Stock") for an aggregate purchase price of $16.7 million.

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

         Through the rights offering, the Company sold 1,482,271 shares of common stock for proceeds of approximately $7.4 million. On March 19, 1999, the Company's three largest shareholders completed the purchase of 664,028 shares of the Company's common stock pursuant to a standby commitment for proceeds to the Company of approximately $3.3 million.

         (C)      OTHER

         On March 31, 1999, one of the Company's three largest shareholders purchased an additional 34,520 shares of common stock for proceeds to the Company of $0.2 million.

         On June 23, 1999, the Company issued a total of 250,000 warrants as part of a settlement agreement between the Company and a Capital Corp customer. The Company recorded the issuance of the warrants at their estimated fair market value, which resulted in recording expense of $1.0 million. The warrants permit the borrower to purchase 250,000 shares of the Company's common stock at $6.25 per share. The exercise price of the warrants may be adjusted upon the occurrence of certain dilutive events.

7.  RECENT ACCOUNTING PRONOUNCEMENT

         In June 1999, Statement of Financial Accounting Standards ("SFAS") No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB NO 133, AN AMENDMENT OF FASB STATEMENT NO. 133, was issued. SFAS No. 137 delayed the effective date of SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133, as amended, is now effective for the Company beginning January 1, 2001. Based on the Company's current operations, SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations but the Company will reassess its impact as the implementation date draws nearer.

8.  LITIGATION

          Prior to June 1, two lawsuits were filed against Capital Corp. alleging a breach by Capital Corp. of its commitment to lend funds to the respective plaintiffs. One of these suits have been settled and dismissed. The Company is in settlement negotiations with the plaintiff on the remaining lawsuit. Management believes that the resolution of the remaining lawsuit will not have a material adverse impact on the Company's financial position or results of operations.

        The Company is involved in other litigation related to the normal course of its business. Management is of the opinion that the litigation will not have a material adverse impact on the Company's financial position or operating results. No amounts have been accrued because the loss, if any, cannot be reasonably estimated.

9.  COMMITMENTS

         The Company enters into commitments to extend credit to borrowers in the normal course of business. Normally, the Company simultaneously commits to sell the loan to an appropriate investor. Because the commitment for the loan normally occurs simultaneously with the investor commitment, the Company limits its exposure to interest rate changes for these transactions. As of June 30, 1999, Capital Corp. had commitments outstanding to extend credit to borrowers of $1.8 million without pre-existing investor sale commitments. As of June 30, 1999, Carbon Mesa Advisors had floating rate forward commitments to borrowers of $79.6 million, without pre-existing investor sale commitments.

At June 30, 1999, the Company had floating rate and fixed rate commitments outstanding to originate multifamily and commercial mortgage loans in the amount of $169 million and $217 million, respectively, with pre-existing investor sales commitments.

ITEM 2 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

         Since 1996, the Company has experienced significant growth in its revenues, annual loan production volume and servicing volume. The Company seeks to continue to expand its business through (i) acquisitions, (ii) internal growth, (iii) design and delivery of new mortgage products, (iv) expansion into related businesses, and (v) diversification of fee income sources. Through its acquisitions, the Company's primary focus is to increase its mortgage origination capabilities and servicing portfolio as well as to expand into related businesses. If the Company is successful in completing acquisitions, it will experience increased expenses associated with the amortization of goodwill and acquired mortgage servicing rights and, if the acquisitions are financed by additional indebtedness, an increase in interest expense. Accordingly, such acquisitions may result in a short-term decrease in income from operations during the period from acquisition through a period necessary to integrate the acquired companies.

         The Company analyzes its operations through three business segments: mortgage banking, capital markets and advisory services. The mortgage banking business segment consists of the activities of WMF Washington Mortgage and its subsidiaries: WMF Proctor, WMF Huntoon Paige and WMF Robert C. Wilson. The mortgage banking segment also includes corporate administrative expenses. The capital markets segment consists of Capital Corp., and the advisory services segment consists of Carbon Mesa Advisors.

RESULTS OF OPERATIONS - SUMMARY

         The Company's primary business activities are commercial and multifamily loan servicing, loan origination and sales of the loans to investors in the secondary market. With the formation of Carbon Mesa Advisors in 1998, the Company also manages commercial mortgage investment funds and provides special asset management services. In 1998, Capital Corp. operated a commercial mortgage conduit. As stated above, the Company manages its operations through three business segments, mortgage banking, capital markets, and advisory services. Revenues from mortgage banking activities are earned from the origination of commercial and multifamily real estate mortgage loans and the servicing of such loans. Revenue of the mortgage banking business segment includes loan servicing fees, gains on sale of mortgage loans (including related gains on originated servicing rights), interest income on loans prior to sale, placement fees (revenue earned relating to utilization of escrow funds), origination fee income and other income. In the capital markets segment, the principal sources of revenue include gain on the sale of mortgage loans, gains on the sale of servicing and interest income on loans prior to sale or securitization (in 1998 only). During the second quarter of 1999, the operations of Capital Corp. were scaled back to minimal levels. Structuring fee income, management fees and origination fees represent the major sources of revenue for the advisory services segment.

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

         The following table sets forth the summary segment financial information derived from the Company's consolidated statements of operations:

                          Summary Financial Information
                              Results of Operations
                             (Dollars in thousands)

                                                      Three Months Ended                Six Months Ended
                                                           June 30,                         June 30,
                                                  -------------------------          --------------------------
                                                    1999              1998            1999            1998
                                                  --------         --------          -----            ----
 Revenue:
     Mortgage Banking***                          $ 15,925         $ 15,141       $ 28,727        $ 28,337
     Capital Markets                                   146            3,130            176           3,222
     Advisory Services                                 607               57            877              57
                                                 ---------        ---------       --------       ---------
        Total Revenue                               16,678           18,328         29,780          31,616

Expenses:
     Mortgage Banking***                            14,722           13,527         27,808          25,435
     Capital Markets                                   588           10,236          1,153          10,826
     Advisory Services                                 558              506          1,128             506
     Non-operating interest                            373              439          1,029             650
                                                 ---------        ---------       --------       ---------
        Total Expenses                              16,241           24,708         31,118          37,417
                                                 ---------        ---------       --------       ---------

Pretax income (loss)                                   437           (6,380)        (1,338)         (5,801)
Provision (benefit) for taxes                          269           (2,395)          (248)         (2,097)
                                                 ---------        ---------       --------       ---------
Net income (loss)                                $     168         $ (3,985)      $ (1,090)       $ (3,704)
                                                 ---------        ---------       --------       ---------
                                                 ---------        ---------       --------       ---------

  Mortgage Banking EBITDA***                     $   3,373        $   3,657       $  5,077        $  6,604
  Capital Markets EBITDA                              (435)          (7,082)          (970)         (7,544)
  Advisory Services EBITDA                             125             (407)           (99)           (407)
                                                 ---------        ---------       --------       ---------
  Consolidated EBITDA                            $   3,063        $  (3,832)       $ 4,008        $ (1,347)
                                                 ---------        ---------       --------       ---------
                                                 ---------        ---------       --------       ---------

   ***Mortgage Banking operations include corporate administrative expenses.

               The following table sets forth total assets by business segment:

                                                                          As of              As of
                                                                         June 30,         December 31,
                                                                           1999              1998
                                                                        --------          -----------
         Assets:
            Mortgage Banking***                                         $163,404           $131,264
            Capital Markets                                                7,040              8,558
            Advisory Services                                              6,520              4,705
                                                                        --------          ---------
                Total                                                   $176,964           $144,527
                                                                        --------          ---------
                                                                        --------          ---------

    ***Mortgage Banking operations include corporate administrative expenses.

THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1998

         Net income for the second quarter of 1999 was $0.2 million compared with a loss of $4.0 million for the second quarter of 1998. The Company reported a net loss for the first six months of 1999 of $1.1 million compared to a net loss for the first six months of 1998 of $3.7 million. The Company's core loan origination and servicing businesses generated increases in revenue for the second quarter and first six months of 1999 versus 1998. These increases in revenue were more than offset, however, by a reduction in interest income related to loans held for sale in 1998 by Capital Corp. Total expenses decreased for the second quarter and first six months of 1999 versus 1998. These decreases in expenses were due primarily to the absence in 1999 of losses on short sales of U.S. Treasury securities and the Company's continued cost reduction program. These reductions in expenses were partially offset by the recognition in the second quarter of 1999 of approximately $1.2 million in expenses related to settlement of certain litigation. For a more detailed explanation of changes in revenues and expenses see the discussion by business segment below.

                  The Company's earnings before non-operating interest expense, income taxes, depreciation and amortization ("EBITDA") for the second quarter of 1999 was $3.1 million compared with a negative EBITDA of $3.8 million for the second quarter of 1998, an increase of $6.9 million. EBITDA for the first six months of 1999 was $4.0 million compared with a negative EBITDA of $1.3 million for the first six months of 1998, an increase of $5.3 million. The increase in EBITDA for the second quarter and first six months of 1999 is attributable primarily to the absence of unrealized hedge losses recorded in the second quarter of 1998.

                  EBITDA is widely used in the industry as a measure of a company's operating performance, but should not be considered as an alternative to either, (i) income from continuing operations (determined in accordance with generally accepted accounting principles) as a measure of profitability, or (ii) cash flows from operating activities (determined in accordance with generally accepted accounting principles). EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. EBITDA as measured by the Company may not be comparable to EBITDA as measured by other companies.

MORTGAGE BANKING SEGMENT

     REVENUE

                  Servicing fees were $4.1 million for the second quarter of 1999 compared with $3.6 million for second quarter of 1998, an increase of $0.5 million or 13.9%. Servicing fees for the first six months of 1999 were $7.7 million compared with $7.3 million for the first six months of 1998, an increase of $0.4 million or 5.5%. Revenue related to mortgage servicing is based upon the unpaid principal balance of loans serviced. Mortgage banking operations increased its total servicing portfolio by 7.8% from $11.5 billion as of June 30, 1998 to $12.4 billion at June 30, 1999. The Company earns lower fees on life insurance servicing and master servicing than on primary servicing for Fannie Mae and FHA mortgages. Therefore, although the Company's total servicing portfolio increased year over year, the relative increase in servicing fees was lower due to changes in the mix of the types of servicing in its portfolio.

                  Gain on sale of mortgage loans, net, was $8.6 million for the second quarter of 1999 compared with $7.0 million for the second quarter of 1998, an increase of $1.6 million or 22.9%. Gain on sale of mortgage loans for the first six months of 1999 was $14.5 million compared with $12.3 million for the first six months of 1998, an increase of $2.2 million or 17.9%. For the second quarter of 1999 and 1998, the Company sold $620 million and $831 million of mortgage loans, respectively. For the first six months 1999 and 1998, the Company sold $979 million and $1.4 billion of mortgage loans, respectively. The increase in gain on sale of mortgage loans is due primarily to the recognition of gains related to the origination of DUS servicing rights discussed below. Total gain related to the recognition of originated mortgage servicing rights was $2.8 million and $1.4 million for the second quarters of 1999 and 1998, respectively, and $5.3 million and $2.6 million for the first six months of 1999 and 1998, respectively.

         Under the provisions of Statement of Financial Accounting Standards No. 122, the Company capitalizes retained servicing rights after the origination and sale of the related loan by allocating the total cost incurred between the loan and the servicing rights, based on their relative fair value, if it is practicable to determine the mortgage servicing rights' fair value. If it is not practicable to determine the servicing rights' fair value, then no value is allocated to the servicing rights. As a result of the first observed sale of servicing rights under the Fannie Mae Delegated Underwriting and Servicing Program ("DUS") in the first quarter of 1999, the Company reevaluated its mortgage servicing rights capitalization policy and concluded that market condition changes made it practicable to estimate the fair value of DUS servicing rights. For the three and six month periods ended June 30, 1999, the Company recognized gains totaling $0.9 and $3.0 million, respectively, related to the origination of DUS servicing rights. Prior to the first quarter 1999, the Company did not recognize gains related to the origination of DUS servicing because it had determined that it was not practicable.

                   Interest income was $1.2 million for both the second quarter of 1999 and 1998. Interest income for the first six months of 1999 was $2.2 million compared with $2.3 million for the first six months of 1998, a decrease of $0.1 million or 4.3%. The decrease for the six month period was due primarily to a lower average balance on loans held prior to funding.

                   Placement fee income was $1.5 million for the second quarter of 1999 compared with $2.1 million for the second quarter of 1998, a decrease of $0.6 million or 28.6%. Placement fee income for the first six months of 1999 was $3.5 million compared with $4.1 million for the first six months of 1998, a decrease of $0.6 million or 14.6%. The decrease for the three and six month periods was primarily the result of the Company's increased use of investor escrow balances held by the Company as compensating balances to reduce the interest rate on its credit facilities.

                  Other income, which includes prepayment penalties, termination fees, loan management fees, brokerage fees, extension fees and dividend income from the Company's investment in COMIT, was $0.5 million for second quarter of 1999 compared with $1.2 million for the second quarter of 1998, a decrease of $0.7 million or 58.3%. Other income for the first six months of 1999 was $0.8 million compared with $2.3 million for the first six months of 1998, a decrease of $1.5 million or 65.2%. The decrease for the three and six month periods was the result of decreased prepayment penalties, termination fees, loan management fees, brokerage fees and extension fees offset partially by dividend income from COMIT.

     EXPENSES

                  Mortgage banking segment's total expenses consist of salaries and benefits (including commissions), other general and administrative expenses, occupancy expense, provision for loan servicing losses, interest expense and depreciation and amortization. The mortgage banking segment's expenses include corporate administrative expenses.

                  Salaries and benefits, the largest category of costs for the Company, were $6.8 million for the second quarter of 1999 compared with $6.9 million for the second quarter of 1998, a decrease of $0.1 million or 1.4%. Salaries and benefits for the first six months of 1999 were $13.0 million compared with $12.8 million for the first six months of 1998, an increase of $0.2 million or 1.6%. This decrease for the second quarter of 1999 over 1998 reflects staff reductions in 1999 offset partially by normal increases in salaries. The increase for the six months of 1999 over 1998 is due primarily to increased staff levels during the first quarter of 1999 versus 1998.

                  General and administrative expenses consist of professional fees, travel, management information, telephone and equipment rental, and other expenses. General and administrative expenses were $3.9 million for the second quarter of 1999 compared with $3.1 million for the second quarter of 1998, an increase of $0.8 million or 25.8%. General and administrative expenses for the first six months of 1999 were $6.8 million compared with $6.0 million for the first six months of 1998, an increase of $0.8 million or 13.3%. The increase in the three and six month periods of 1999 over 1998 is due primarily to recognition of an additional $1.2 million in the second quarter of 1999 related to settlement of certain litigation. This charge was partially offset by lower professional fees, travel and other expenses resulting from the Company's previously announced cost reduction program.

         Occupancy expense was $1.3 million for the second quarter of 1999 compared with $0.9 million for the second quarter of 1998, an increase of $0.4 million or 44.4%. Occupancy expense was $2.7 million for the first six months of 1999 compared with $1.7 million for the first six months of 1998, an increase of $1.0 million or 58.8%. The increase in the three and six month periods of 1999 over 1998 is due primarily to the costs associated with the addition of a conduit loan processing group and the expansion of loan origination operations in New York and Los Angeles.

         The provision for loan servicing losses was $0.4 million for the second quarter of 1999 compared with $0.3 million for the second quarter of 1998, an increase of $0.1 million, or 33.3%. The provision for loan servicing losses was $0.7 million for the first six months of 1999 compared with $0.5 million for the first six months of 1998, an increase of $0.2 million or 40.0%. The increase in the provision for the three and six month periods is the result of management's estimate of potential losses. The provision for loan servicing losses is adjusted as part of the Company's ongoing assessment of the Company's exposure related to its Fannie Mae DUS portfolio, for which it is obligated to share certain losses. The principal balance of Fannie Mae DUS loans in the Company's servicing portfolio was $1.7 billion and $1.2 billion as of June 30, 1999 and 1998, respectively. Although management considers the allowance appropriate and adequate to cover inherent loan servicing losses, management's judgment is based on a number of assumptions about future events, which are believed to be reasonable but which may or may not be valid. There can be no assurance that losses will not exceed the allowance, and future increases in the allowance may be required.

         Interest expense relates primarily to the warehouse line of credit. Interest expense was $0.2 million for the second quarter of 1999 compared with $0.3 million for the second quarter of 1998, a decrease of $0.1 million or 33.3%. Interest expense was $0.4 million for the first six months of 1999 compared with $0.7 million for the first six months of 1998, a decrease of $0.3 million or 42.9%. This decrease was due to a lower average balance outstanding on the warehouse line of credit due to lower levels of loan originations in 1999.

         Depreciation and amortization was $2.2 million for the second quarter of 1999 compared with $2.0 million for the second quarter of 1998, an increase of $0.2 million or 10.0%. Depreciation and amortization was $4.2 million for the first six months of 1999 compared with $3.7 million for the first six months of 1998, an increase of $0.5 million or 13.5%. This increase for the three and six month periods was due primarily to the depreciation and amortization related to furniture and equipment and leasehold improvements acquired in the last half of 1998 as well as increased amortization of capitalized servicing rights.

CAPITAL MARKETS SEGMENT

         The capital markets segment of the Company (Capital Corp.) was formed in February 1998 to conduct the securitization conduit activities of the Company. During the second quarter of 1999, the capital markets segment experienced a loss (before taxes and non-operating interest) of $0.4 million compared to a loss of $7.1 million for the same period in 1998. For the first six months of 1999 the capital markets segment had a loss of $1.0 million compared to a loss of $7.6 million for the first six months of 1998. The loss in 1999 relates to the cost of a small loan processing unit, a loan origination office and certain administrative costs incurred to curtail conduit operations. During the second quarter of 1999, the operations of Capital Corp. were scaled back to minimal levels. The 1998 loss related primarily to unrealized losses on short sales of U.S. Treasury securities.

         Interest income earned on commercial mortgage loans held for sale was negligible for the second quarter and first six months of 1999. Interest income for second quarter and first six months of 1998 was $3.1 million and $3.2 million respectively. The decrease for the three and six month periods resulted from the significant decrease in the loan origination activity at Capital Corp.

         Salary and benefits expense was $0.3 million for the second quarter of 1999 compared with $0.4 million for the second quarter of 1998, a decrease of $0.1 million, or 25%. Salaries and benefits were $0.7 million for the first six months of 1999 compared with $0.8 million for the first six months of 1998, a decrease of $0.1 million or 12.5%. The decreases for the three and six month periods were due primarily to staff reductions resulting from the curtailment of conduit operations and the Company's continued cost reduction program.

         Occupancy expense was $0.2 million for the second quarter of 1999 compared with $0.03 million for the second quarter of 1998, an increase of $0.17 million. Occupancy expense was $0.3 million for the first six months of 1999 compared with $0.1 million for the first six months of 1998, an increase of $0.2 million. The increase for the three and six month periods of 1999 versus 1998 was due primarily to rent expense of additional Capital Corp. offices opened in the second and third quarters of 1998. In addition, certain costs related to closing several Capital Corp. offices, due to the significant curtailment of conduit operations, were recognized in the second quarter of 1999. As operations are reduced, the Company is attempting to sublease its space or otherwise mitigate its cost on leased office space that will not longer be utilized by Capital Corp. There can be no assurance that our efforts will be successful.

         The capital markets segment incurred no interest expense for the first six months of 1999 because it held no loans for securitization during the period. During the first six months of 1998, the segment incurred interest expense of $2.5 million.

         Other general and administrative expenses were $0.01 million for the second quarter of 1999 compared with $0.8 million for the second quarter of 1998. Other general and administrative expenses were $0.1 million for the first six months of 1999 compared with $0.9 million for the first six months of 1998. The decreases in the three and six month periods of 1999 over 1998 are the result of the curtailment of conduit operations and the Company's continued cost reduction program.

ADVISORY SERVICES SEGMENT

         The advisory services segment of the Company, Carbon Mesa Advisors, began operations during the second quarter of 1998. Revenue within the advisory services segment of the Company consists of origination fee income and management fees. Origination fee income includes structuring fees and loan processing fees (both of which are included in gain on loan sales). Structuring fees are paid to Carbon Mesa Advisors for structuring loans for borrowers and loan processing fees are paid to Carbon Mesa Advisors for processing mortgage loan applications. Carbon Mesa Advisors originates loans for and manages two commercial mortgage funds. The advisory services segment earned management fees of $0.4 and $0.7 million for the second quarter and first six months of 1999, respectively, compared with $0.04 million in the second quarter of 1998. Total assets under management by Carbon Mesa Advisors on June 30, 1999 were $241 million, a $102 million increase from the $139 million under management at December 31, 1998.

         Expenses consist primarily of salary and benefits, occupancy and depreciation and amortization. Total expenses were $0.5 and $1.1 million for the second quarter and first six months of 1999, respectively. Total expenses for the second quarter of 1998 (the period in which operations began) were $0.5 million.

NON-OPERATING INTEREST EXPENSES

         Non-operating interest expense reflects interest expense on the Company's term loan, revolving credit facility and the subordinated notes held by COMIT. Non-operating interest expense was $0.4 million for the second quarter of 1999 and 1998. Non-operating interest expense was $1.0 million for the first six months of 1999 compared with $0.6 million for the first six months of 1998, an increase of $0.4 million or 66.7%. The increase for the first six months of 1999 versus 1998 is due primarily to interest expense on the subordinated notes held by COMIT, offset partially by lower borrowings under the Company's credit facilities. The Company repaid $16.1 million of the subordinated notes held by COMIT in January 1999 and repaid the remaining $3.9 million in March 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal financing needs are the financing of loan origination activities, the pursuit of new acquisitions and the purchase of servicing rights. To meet these needs, the Company currently utilizes a warehouse line of credit, a revolving line of credit and a term loan.

         The Company's credit agreements require the maintenance of certain financial ratios relating to liquidity, leverage, working capital, and net worth among other restrictions, all of which were met at June 30, 1999. Among other things, these covenants restrict Company capital contributions to Capital Corp., which may result in Capital Corp.'s inability to fulfill certain contractual obligations.

         In connection with its Fannie Mae DUS program, the Company has established a $7.0 million letter of credit to meet the program's requirements.

         The Company issued to all of its shareholders of record as of February 1, 1999, 1.072 transferable rights for each share of common stock held by them on that date. Each right entitled its holder to purchase one share of common stock for $5.00. The rights expired on March 8, 1999. Through the rights offering, the Company sold 1,482,271 shares of common stock for proceeds of approximately $7.4 million. The Company used the proceeds from the rights offering to repay its remaining $3.9 million subordinated note balance to COMIT.

         On March 19, 1999, the Company's three largest shareholders, Demeter Holdings Corp. ("Demeter"), Phemus Corporation ("Phemus") and Capricorn Investors II, L.P. ("Capricorn"), completed the purchase of 664,028 shares of the Company's common stock for $3.3 million, pursuant to a Standby Purchase Agreement. In addition, on March 31, 1999, Capricorn purchased an additional 34,520 shares of common stock for total proceeds to the Company of $0.2 million. The proceeds from these transactions were used for working capital.

         In May 1999, the Company announced a plan to acquire up to $1.0 million of its common stock. Through June 30, 1999, 133,100 shares have been repurchased at an aggregate cost of $0.8 million

         In the course of the Company's mortgage banking operations, the Company sells to investors the mortgage loans it originates but generally retains the right to service the loans, thereby increasing the Company's investment in loan servicing rights. The Company views the sale of loans on a servicing-retained basis in part as an investing activity. Significant unanticipated prepayments in the Company's servicing portfolio would reduce servicing income and could require the Company to recognize losses relating to previously recorded servicing assets and could have a material adverse effect on the Company's future operating results and liquidity.

CASH FLOWS

         OPERATING ACTIVITIES - For the first six months of 1999, the Company's operating activities used cash of approximately $35.3 million primarily to increase its mortgage loans held for sale. These are viewed as short- term assets and are generally financed with short-term borrowings as discussed under "Financing Activities".

         INVESTING ACTIVITIES - Net cash used in investing activities for the first six months of 1999 was $9.0 million. The primary investing activities for which cash was used during the first six months of 1999 was an additional investment in COMIT, payments made related to earnouts and acquisition of certain assets and the origination of mortgage servicing rights.

         FINANCING ACTIVITIES - Net cash provided by financing activities for the first six months of 1999 was $45.1 million. Principal financing activities included an increase in the warehouse line of credit to finance mortgage loans held for sale as discussed under operating activities, the issuance of common stock pursuant to the rights offering and private placements to Demeter, Phemus and Capricorn and borrowings under the term loan. The repayment of the servicing acquisition line of credit, repayments on the revolving credit facility, net, repayments on the term loan and repayment of the remaining subordinated note partially offset those sources of additional financing.

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

         THE COMPANY'S PROGRAM - The Company has developed a program to address the Year 2000 Problem as it may affect:

         - the Company's computer and operating systems, including its servicing, accounting, human resources and financial reporting systems;

         - the Company's other systems, such as buildings, equipment, telephone systems and other non-computer systems that may contain technology that is sensitive to the Year 2000 problem;

         - certain systems of the Company's major vendors and material service providers if those systems relate to the Company's business activities;

         - certain systems of the Company's material customers and investors, if those systems relate to the Company's ability to provide services to customers and investors.

     As described below, the Company's Year 2000 Program involves:

     1. assessing the Year 2000 Problem and determining how it may negatively affect the Company;

     2. developing remedies to address the problems discovered in the assessment phase;

     3. testing the remedies; and

     4. preparing contingency plans to deal with the most likely worst case scenarios.

        ASSESSMENT PHASE - The following table shows the current state of Year 2000 compliance in the Company's computer systems:

                                                                    Year 2000           Year 2000
                                                                    Compliant         Non-Compliant
                         Component                                   Number              Number
                  ---------------------------------                 ---------         -------------
                  Business Critical Software:
                       Servicing Systems                                  2                 0
                     Accounting System                                    1                 0
                     Human Resources                                      1                 0
                  Hardware:
                     Personal Computers                                 400                 0
                     File/Data Services                                  34                 0
                     Networks                                            20                 0
                  Office Software Suites                                400                 0

         The Company has evaluated all of its systems and has completed remedies for the Year 2000 Problem. During the last quarter of 1998, the Company sent letters to certain of its significant hardware, software, and other equipment vendors and other material service providers, as well as to its significant customers requesting that they provide detailed, written information concerning existing or anticipated Year 2000 compliance by their systems. The Company has completed these inquiries and received substantially all third-party responses.

         While the Company cannot thoroughly assess other parties' Year 2000 readiness, it will attempt to identify areas of vulnerability and change relationships with those parties as appropriate. If the Company believes that third-party systems may have a negative impact on its operations, it will attempt to develop relationships with other parties who have been thoroughly screened for Year 2000 compliance.

         REMEDIATION AND TESTING PHASE - During the remediation and testing phase, the Company addressed potential Year 2000 Problems in systems. Vendors supply all computer software systems that are critical to the Company's business, and the vendors are contractually responsible for the systems' becoming Year 2000 compliant. However, the Company cannot assure you that it will be able to recover damages from any vendor who fails to bring a system into Year 2000 compliance.

         Of the Company's critical systems, its accounting and human resources systems have been certified Year 2000 compliant and were substantially tested by December 31, 1998. The Company combined its four loan servicing systems into two. The two surviving loan-servicing systems are now Year 2000 compliant and have been tested internally.

         All of the Company's servers are Year 2000 compliant. All non-compliant personal computers have been put out of service. The Company has replaced all critical non-Year 2000 compliant office software, and other less significant personal computer software has been upgraded. All telephone equipment is Year 2000 compliant.

         CONTINGENCY PLANS - The Company is in the process of identifying and analyzing its most likely worst-case scenarios that could occur because of the Year 2000 Problem. The Company is developing contingency plans for the scenarios that have been identified. The Company expects to complete its contingency plans late in the third quarter or early in the fourth quarter of 1999.

         COSTS RELATED TO THE YEAR 2000 PROBLEM - To date, the Company has spent approximately $100,000 for its Year 2000 program, mostly in labor costs and hardware replacement. The Company expects to incur additional costs, which it estimates will not exceed $200,000. Compliance costs are relatively low because all business critical software systems were upgraded under normal vendor maintenance agreements. The Company currently believes that the costs to resolve the Year 2000 Problem for its other systems will not be material. However, the Company cannot assure you that its cost estimates will not change until the Company completes the contingency planning.

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

         A description of changes in material litigation pending with the Company is contained in Note 8 to the Unaudited Consolidated Financial Statements, included herein under Part I, Item 1, and is incorporated by reference in response to this item.

ITEM 2 - CHANGE IN SECURITIES AND USE OF PROCEEDS

         On June 23, 1999, the Company issued a total of 250,000 warrants as part of a settlement agreement between the Company and a Capital Corp customer. The warrants permit the borrower to purchase 250,000 shares of the Company's common stock at $6.25 per share. The exercise price of the warrants may be adjusted upon the occurrence of certain dilutive events. The issuance of the warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, because it did not involve any public offering.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company held its Annual Meeting of Stockholders on Thursday June 10, 1999 at 10:00 a.m.

         (b) All nominated directors were elected at the annual meeting.
             The directors elected were as follows:
             Mohammed A. Al-Tuwaijri, Charles H. Cremens, Michael R. Eisenson,
             J. Roderick Heller III, Shekar Narasimhan, Tim Palmer, John D. Reilly and Herbert S. Winokur, Jr. The following is the tabulation with respect to each nominee:


                                                                     Votes For           Votes Withheld
                                                                   Each Director          Each Director
                                                                   --------------         -------------
                           J. Roderick Heller III                      10,610,489                35,505
                           Shekar Narasimhan                           10,609,559                36,435
                           Mohammed A. Al-Tuwaijri                     10,610,534                35,460
                           Michael R. Eisenson                         10,609,859                36,135
                           Tim R. Palmer                               10,609,859                36,135
                           John D. Reilly                              10,610,534                35,460
                           Herbert S. Winokur, Jr.                     10,610,009                35,985
                           Charles H. Cremens                          10,609,802                36,192

         (c) In addition to the election of directors, there were two other matters voted upon at the annual meeting. The first matter was ratification of the appointment of KPMG LLP as the Company's independent public accountants for fiscal year 1999. The vote count was as follows:

                                                              Against/
                                         For                  Withheld                Abstentions
                                      ----------              ---------               -----------
                                      10,558,524                  6,516                   80,954

             The second matter was approval of the amendment to the Key Employee Incentive Plan. The vote count was as follows:

                                                              Against/
                                         For                  Withheld                Abstentions
                                      ----------              ---------               -----------
                                      10,391,596                182,128                   72,720

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits


          EXHIBIT NO.                                                    DESCRIPTION
          -----------                                                    -----------
          10.1*                    Warrant Agreement, dated as of June 23, 1999, between the Company and CKRS Investments,
                                   LLC
          10.2*                    Registration Rights Agreement, dated as of June 23, 1999, between the Company and CKRS Investments, LLC
          10.3                     Key Employee Incentive Plan of the WMF Group, Ltd., as amended and restated 10.4 Letter Agreement dated May 20, 1999 between WMF
                                   Group, Ltd. and Elizabeth Whitbred-Snyder
          10.5                     Letter Agreement dated June 7, 1999 between WMF Group, Ltd. and Charles H. Cremens
          11                       Statement re Computation of Per Share Earnings
          27                       Financial Data Schedule

         * Incorporated by reference to the registration statement on Form S-3 (File No. 333-83109) filed by the Company on July 16, 1999.

         (b)  Reports on Form 8-K

              None

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    THE WMF GROUP, LTD.
                                    (Registrant)


  August 13, 1999              By:  /S/ SHEKAR NARASIMHAN
                                    ----------------------------------
                                    Shekar Narasimhan
                                    Chairman, Chief  Executive Officer
                                    (Principal Executive Officer)

  August 13, 1999              By:   /S/ ELIZABETH WHITBRED-SNYDER
                                    ----------------------------------
                                    Elizabeth Whitbred-Snyder
                                    Executive Vice President
                                    Chief Financial Officer
                                    (Principal Financial Officer)

                                EXHIBIT INDEX


          Exhibit No.                                                    Description
          -----------                                                    -----------
          10.1*                    Warrant Agreement, dated as of June 23, 1999, between the Company and CKRS Investments,
                                   LLC
          10.2*                    Registration Rights Agreement, dated as of June 23, 1999, between the Company and CKRS Investments, LLC
          10.3                     Key Employee Incentive Plan of the WMF Group, Ltd., as amended and restated 10.4 Letter Agreement dated May 20, 1999 between WMF
                                   Group, Ltd. and Elizabeth
                                   Whitbred-Snyder
          10.5                     Letter Agreement dated June 7, 1999 between WMF Group, Ltd. and Charles H. Cremens
          11                       Statement re Computation of Per Share Earnings
          27                       Financial Data Schedule

         * Incorporated by reference to the registration statement on Form S-3 (file No. 333-83109) filed by the Company on July 16, 1999.