Form 10-Q
period 1999-09-30
WMF GROUP LTD
filed 1999-11-12
CIK 1039206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-22567

THE WMF GROUP, LTD.

(Exact name of registrant as specified in its charter)

Delaware	54-1647759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)
1593 Spring Hill Road, Suite 400, Vienna, Virginia	22182-2245
(Address of principal executive offices)	(Zip code)
Registrant's telephone number, including area code	(703) 610-1400

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, Yes /x/  No / /

     At October 31, 1999, there were 11,167,596 shares if common stock, $.01 par value, outstanding.

The WMF GROUP, LTD.
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

The WMF GROUP, LTD.

Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	As of September 30, 1999	As of December 31, 1998
	(Unaudited)

ASSETS
Cash and cash equivalents	$4,795	$8,897
Restricted cash	7,485	13,398
Mortgage-backed securities	6,172	6,195
Mortgage loans held for sale, pledged	30,833	34,217
Principal, interest and other servicing advances	2,371	2,588
Investment	7,005	3,780
Furniture, equipment and leasehold improvements, net	4,573	5,011
Servicing rights, net	31,876	26,243
Goodwill, net	22,883	22,360
Deferred tax asset, net	16,340	17,290
Other assets	3,532	4,548

Total assets	$137,865	$144,527

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$11,665	$15,455
Escrow payable	2,683	10,853
Subordinated note	—	3,901
Warehouse lines of credit	30,219	34,757
Servicing acquisition line of credit	—	4,212
Revolving credit facility	19,731	36,281
Term loan	23,750	—
Deferred fees	3,927	5,437
Accrued loan servicing losses	7,348	6,253

Total liabilities	99,323	117,149
Stockholders' equity:
Preferred stock, 12,500,000 shares authorized; 0 and 3,635,972 shares issued and outstanding in 1999 and 1998, respectively	—	16,541
Common stock, $.01 par value, 25,000,000 shares authorized; 11,166,142 and 5,349,403 issued and outstanding in 1999 and 1998, respectively	112	53
Treasury stock	(816)	—
Additional paid-in capital	68,521	40,509
Retained deficit	(29,275)	(29,725)

Total stockholders' equity	38,542	27,378

Total liabilities and stockholders' equity	$137,865	$144,527

The accompanying notes are an integral part of these consolidated financial statements.

THE WMF GROUP, LTD.

Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998

Revenue:
Servicing fees	$4,215	$3,685	$11,939	$10,986
Gain (loss) on sale of mortgage loans, net	8,315	(70)	22,865	12,264
Interest income	1,884	10,502	4,083	15,986
Placement fee income	1,819	2,546	5,312	6,683
Management fee income	839	78	1,575	122
Other income	1,833	2,445	2,911	4,761

Total revenue	18,905	19,186	48,685	50,802
Expenses:
Salaries and employee benefits	7,840	11,248	22,440	25,133
General and administrative	2,641	3,723	9,501	10,759
Occupancy	1,498	1,359	4,687	3,161
Provision for loan servicing losses	420	286	1,095	813
Interest	1,061	8,895	2,538	12,753
Amortization of servicing rights	1,590	1,273	4,334	3,776
Depreciation and amortization	844	752	2,417	2,053
Realized loss on treasury short sales	—	30,610	—	30,610
Unrealized loss on treasury short sales	—	6,551	—	13,056

Total expenses	15,894	64,697	47,012	102,114

Income (loss) before income tax expense	3,011	(45,511)	1,673	(51,312)
Income tax expense (benefit)	1,471	(15,288)	1,223	(17,385)

Net income (loss)	$1,540	$(30,223)	$450	$(33,927)

Net income (loss) per share—Basic	$0.14	$(5.73)	$0.04	$(6.53)

Net income (loss) per share—Diluted	$0.14	$(5.73)	$0.04	$(6.53)

    The accompanying notes are an integral part of these consolidated financial statements.

THE WMF GROUP, LTD.

Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	1999	1998

Cash flows from operating activities:
Net income (loss)	$450	$(33,927)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of furniture, equipment and leasehold improvements	1,003	822
Amortization of mortgage servicing rights	4,334	3,776
Amortization of goodwill	1,414	1,230
Compensation related to stock and option awards	179	—
Gain on sale of mortgage servicing rights	—	(3,523)
Provision for loan servicing losses	1,095	813
Deferred taxes, net	950	(18,544)
Mortgage loans originated	(806,489)	(2,827,535)
Mortgage loans sold	809,873	2,570,813
Decrease in principal, interest and other servicing advances	217	238
Decrease (increase) in restricted cash	5,913	(96)
Decrease (increase) in other assets	1,039	(3,106)
Increase (decrease) in accounts payable and accrued expenses	(3,495)	3,706
Decrease in escrow payable	(8,170)	—
Increase (decrease) in deferred fees	(1,510)	3,254

Net cash provided by (used in) operating activities	6,803	(302,079)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(565)	(3,097)
Purchase of mortgage servicing rights	(1,318)	(1,367)
Origination of mortgage servicing rights	(8,649)	(3,760)
Increase in due from broker	—	(296,611)
Proceeds from securities sold but not yet purchased	—	309,667
Proceeds from sale of mortgage servicing rights	—	3,523
Assets acquired and liabilities assumed, net of cash	(1,401)	(4,845)
Investment in COMIT	(3,225)	—

Net cash provided by (used in) investing activities	(15,158)	3,510
Cash flows from financing activities:
Repayment of servicing acquisition line of credit	(4,212)	(750)
Increase (decrease) in warehouse lines of credit, net	(4,538)	244,428
Increase (repayment) of revolving credit facility, net	(16,550)	31,184
Borrowings under term loan	25,000	—
Repayments of term loan	(1,250)	—
Proceeds from issuance of common stock and exercise of options	10,703	4,404
Proceeds from issuance of subordinated note	—	20,000
Purchase of treasury stock	(999)	—
Repayment of subordinated note	(3,901)	—

Net cash provided by financing activities	4,253	299,266
Net increase (decrease) in cash	(4,102)	697
Cash at beginning of period	8,897	10,786

Cash at end of period	$4,795	$11,483

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,943	$10,780
Cash paid during the period for income taxes	985	1,002
Noncash investing and financing activities:
Conversion of preferred stock to common stock	$16,541	—
Issuance of warrants	1,016	364
Notes payable issued in acquisition of assets	427	—
Stock issued in acquisition of assets	183	—

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

    The Company is a Delaware corporation formed in October 1992. The Company has three direct wholly owned subsidiaries: WMF Washington Mortgage Corp. ("WMF Washington Mortgage"), WMF Capital Corp. ("Capital Corp."), and WMF Carbon Mesa Advisors, Inc. ("Carbon Mesa Advisors"), which are incorporated under the laws of Delaware. WMF Washington Mortgage's wholly owned subsidiaries are WMF/Huntoon, Paige Associates Limited ("WMF Huntoon Paige"), WMF Proctor, Ltd. ("WMF Proctor"), and The Robert C. Wilson Company ("WMF Robert C. Wilson"), which are incorporated under the laws of the states of Delaware, Michigan and Texas, respectively.

2. Basis of Presentation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

    The consolidated financial statements of the Company as of September 30, 1999, and for the three and nine month periods ended September 30, 1999 and 1998, which are included herein, are unaudited and include all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows of the Company as of, and for the periods presented. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results that may be expected for the full year.

3. Acquisition

    In April 1999, the Company exercised its option to purchase certain intangible assets related to Carbon Mesa Advisors. Total value of the transaction was $1.7 million including $1.1 million in cash, $0.4 million in notes and 28,479 shares of common stock valued at $0.2 million. The acquisition was accounted for under the purchase method of accounting and resulted in recording $1.7 million of goodwill.

4. Balance Sheet Classification

    The Company prepares its consolidated balance sheet using an unclassified balance sheet presentation as is customary in the mortgage banking industry. A classified presentation would have aggregated current assets, current liabilities, and net working capital as follows:

	As of September 30, 1999	As of December 31, 1998

Current assets	$46,471	$49,980
Current liabilities	50,518	55,649

Net working capital deficit	$(4,047)	$(5,669)

5. Debt Facilities

    On February 10, 1999, the Company refinanced its $150 million warehouse line of credit, $4.2 million term loan, $35 million secured line of credit and $10 million secured line of credit. These facilities were replaced with a $150 million warehouse line of credit, a $25 million secured term loan, and a $25 million secured line of credit. During the third quarter of 1999, the Company's debt agreement was amended. Among other things, the amendment allowed the Company to invest additional funds, up to a pre-approved limit, in Capital Corp. and changed certain of the financial debt covenant requirements. The Company had an outstanding balance of $73.7 million under these credit facilities as of September 30, 1999. The agreement requires the Company to maintain certain financial ratios relating to liquidity, leverage, working capital and net worth, among other restrictions. On September 30, 1999, the Company was in compliance with these covenants.

    The Company repaid its remaining $3.9 million subordinated note balance to Commercial Mortgage Investment Trust, Inc. ("COMIT") on March 19, 1999. COMIT is a commercial mortgage real estate investment trust of which the Company owns less than 20 percent. The subordinated note balance and related interest were repaid from proceeds received from the rights offering of the Company's common stock. See further discussion in Note 6.

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

  Other

    On March 31, 1999, one of the Company's three largest shareholders purchased 34,520 additional shares of common stock for proceeds to the Company of $0.2 million.

    On June 23, 1999, the Company issued a total of 250,000 warrants as part of a settlement agreement between the Company and a Capital Corp. customer. The Company recorded the issuance of the warrants at their estimated fair market value, which resulted in recording expense of $1.0 million. The warrants permit the borrower to purchase 250,000 shares of the Company's common stock at $6.25 per share. The exercise price of the warrants may be adjusted upon the occurrence of certain dilutive events.

    In May 1999, the Company established a stock repurchase program and announced that it planned to acquire up to $1.0 million of its common stock. Through September 30, 1999, 161,400 shares have been repurchased at an aggregate cost of $1.0 million. In October 1999, the Company's Board of Directors authorized the Company to acquire up to an additional $1.0 million of its common stock under the stock repurchase program.

7. Recent Accounting Pronouncement

    In June 1999, Statement of Financial Accounting Standards ("SFAS") No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB No 133, An Amendment of FASB Statement No. 133, was issued. SFAS No. 137 delayed the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, is now effective for the Company beginning January 1, 2001. Based on the Company's current operations, SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations but the Company will reassess its impact as the implementation date draws nearer.

8. Litigation

    The lawsuits previously reported as having been filed against Capital Corp. have been settled and dismissed at or below amounts previously accrued.

    The Company is involved in other litigation related to the normal course of its business. Management is of the opinion that the litigation will not have a material adverse impact on the Company's financial position or results of operations. No amounts have been accrued because the loss, if any, cannot be reasonably estimated.

9. Commitments

    The Company enters into commitments to extend credit to borrowers in the normal course of business. Normally, the Company simultaneously commits to sell the loan to an investor. Because the commitment for the loan normally occurs simultaneously with the investor commitment, the Company limits its exposure to interest rate changes for these transactions. At September 30, 1999, the Company had floating rate and fixed rate commitments outstanding to originate multifamily and commercial mortgage loans in the amount of $149 million and $107 million, respectively, with pre-existing investor sales commitments. In addition, at September 30, 1999, Carbon Mesa Advisors had a floating rate forward commitment to a borrower in the amount of $58 million, without a pre-existing investor sale commitment.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

    Since 1996, the Company has experienced significant growth in its revenues, annual loan production volume and servicing volume. The Company seeks to continue to expand its business through (i) acquisitions, (ii) internal growth, (iii) design and delivery of new mortgage products, (iv) expansion into related businesses, and (v) diversification of fee income sources. Through its acquisitions, the Company's primary focus is to increase its mortgage origination capabilities and servicing portfolio as well as to expand into related businesses. If the Company is successful in completing acquisitions, it will experience increased expenses associated with the amortization of goodwill and acquired mortgage servicing rights and, if the acquisitions are financed by additional indebtedness, an increase in interest expense. Accordingly, such acquisitions may result in a short-term decrease in income from operations during the period from acquisition through the period necessary to integrate the acquired companies.

    The Company analyzes its operations through three business segments: mortgage banking, capital markets and advisory services. The mortgage banking business segment consists of the activities of WMF Washington Mortgage and its subsidiaries: WMF Proctor, WMF Huntoon Paige and WMF Robert C. Wilson. The mortgage banking segment also includes corporate administrative expenses. The capital markets segment consists of the activities of Capital Corp. and the advisory services segment consists of the activities of Carbon Mesa Advisors.

Results of Operations—Summary

    The Company's primary business activities are commercial and multifamily loan servicing, loan origination and sales of the loans to investors in the secondary market. With the formation of Carbon Mesa Advisors in 1998, the Company also manages commercial mortgage investment funds and provides special asset management services. As stated above, the Company manages its operations through three business segments, mortgage banking, capital markets, and advisory services. Revenues from mortgage banking activities are earned from the origination of commercial and multifamily real estate mortgage loans and the servicing of such loans. Revenue of the mortgage banking business segment includes loan servicing fees, gains on sale of mortgage loans (including related gains on originated servicing rights), interest income on loans prior to sale, placement fees (revenue earned relating to utilization of escrow funds), origination fee income and other income. In 1998, Capital Corp. operated a commercial mortgage conduit. In the capital markets segment, the principal sources of revenue include gain on the sale of mortgage loans, gains on the sale of servicing and interest income on loans prior to sale or securitization. Capital Corp. held and securitized loans only in 1998. Capital Corp. did not hold or securitize loans in 1999. During the second quarter of 1999, the operations of Capital Corp. were scaled back to minimal levels. Structuring fee income, management fees and origination fees represent the major sources of revenue for the advisory services segment.

    The Company's revenue is significantly influenced by the timing of origination and sales of mortgage loans and is somewhat sensitive to economic factors such as the general level of interest rates and demand for commercial and multifamily real estate. As a result, future revenues may fluctuate due to changes in these factors. The Company expects that as it expands into new businesses the sources of revenues will change. Therefore, the Company's historical results may not be indicative of results in future periods.

    The following table sets forth the summary segment financial information derived from the Company's consolidated statements of operations:

Summary Financial Information
Results of Operations
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998

Revenue:
Mortgage Banking***	$17,636	$15,895	$46,363	$44,232
Capital Markets	343	2,223	519	5,445
Advisory Services	926	1,068	1,803	1,125

Total Revenue	18,905	19,186	48,685	50,802
Expenses:
Mortgage Banking***	14,374	13,970	42,182	39,405
Capital Markets	189	48,894	1,342	59,720
Advisory Services	612	981	1,740	1,487
Non-operating interest	719	852	1,748	1,502

Total Expenses	15,894	64,697	47,012	102,114

Pretax income (loss)	3,011	(45,511)	1,673	(51,312)
Provision (benefit) for taxes	1,471	(15,288)	1,223	(17,385)

Net income (loss)	$1,540	$(30,223)	$450	$(33,927)

Mortgage Banking EBITDA***	$5,606	$3,849	$10,683	$10,453
Capital Markets EBITDA	156	(46,615)	(814)	(54,159)
Advisory Services EBITDA	402	132	303	(275)

Consolidated EBITDA	$6,164	$(42,634)	$10,172	$(43,981)

***
Mortgage Banking operations include corporate administrative expenses.

EBITDA—Earnings before non-operating interest expense, income taxes, depreciation and amortization

    The following table sets forth the total assets by business segment:

	As of September 30, 1999	As of December 31, 1998

Assets:
Mortgage Banking***	$125,278	$131,264
Capital Markets	6,288	8,558
Advisory Services	6,299	4,705

Total	$137,865	$144,527

***
Mortgage Banking operations include corporate administrative expenses.

Three and Nine Months Ended September 30, 1999 Compared with the Three and Nine Months Ended September 30, 1998

    Net income for the third quarter of 1999 was $1.5 million compared with a loss of $30.2 million for the third quarter of 1998. Net income for the first nine months of 1999 was $0.5 million compared to a net loss for the first nine months of 1998 of $33.9 million. The Company's core loan origination and servicing businesses generated increases in revenue for the third quarter and first nine months of 1999 versus 1998. These increases in revenue were offset, however, by a reduction in interest income related to loans held for sale in 1998 by Capital Corp. Total expenses decreased for the third quarter and first nine months of 1999 versus 1998. The 1998 results include significant losses on short sales of U.S. Treasury securities. The decrease in expenses was due primarily to the absence in 1999 of these losses and the Company's continued cost reduction program. For a more detailed explanation of changes in revenues and expenses see the discussion by business segment below.

    The Company's earnings before non-operating interest expense, income taxes, depreciation and amortization ("EBITDA") for the third quarter of 1999 was $6.2 million compared with a negative EBITDA of $42.6 million for the third quarter of 1998. EBITDA for the first nine months of 1999 was $10.2 million compared with a negative EBITDA of $44.0 million for the first nine months of 1998. The increases in the year over year periods are attributable primarily to the absence of losses on short sales of U.S. Treasury securities as well as the Company's continued cost reduction program.

    EBITDA is widely used in the industry as a measure of a company's operating performance, but should not be considered as an alternative to either, (i) income from continuing operations (determined in accordance with generally accepted accounting principles ("GAAP")) as a measure of profitability, or (ii) cash flows from operating activities (determined in accordance with GAAP). EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. Also, EBITDA as measured by the Company may not be comparable to EBITDA as measured by other companies.

Mortgage Banking Segment

  Revenue

    Servicing fees were $4.2 million for the third quarter of 1999 compared with $3.7 million for third quarter of 1998, an increase of $0.5 million or 13.5%. Servicing fees for the first nine months of 1999 were $11.9 million compared with $11.0 million for the first nine months of 1998, an increase of $0.9 million or 8.2%. Revenue related to mortgage servicing is based upon the unpaid principal balance of loans serviced. The Company earns lower fees on life insurance servicing and master servicing than on primary servicing for Fannie Mae and FHA mortgages. Therefore, changes in the mix of the Company's servicing portfolio could impact its servicing fees. The Company's servicing portfolio increased by 3.9% from $12.7 billion as of September 30, 1998 to $13.2 billion at September 30, 1999.

    Gain on sale of mortgage loans, net, was $8.2 million for the third quarter of 1999 compared with $6.6 million for the third quarter of 1998, an increase of $1.6 million or 24.2%. Gain on sale of mortgage loans for the first nine months of 1999 was $22.7 million compared with $19.0 million for the first nine months of 1998, an increase of $3.7 million or 19.5%. The increase in gain on sale of mortgage loans for the three and nine month periods is due primarily to the recognition of gains related to the capitalization of servicing rights on mortgages originated under the Fannie Mae Delegated Underwriting and Servicing Program ("DUS") discussed below. These increases were partially offset by lower production levels of loan originations in 1999. The total gain related to the recognition of originated mortgage servicing rights was $3.3 million and $1.1 million for the third quarters of 1999 and 1998, respectively, and $8.6 million and $3.7 million for the first nine months of 1999 and 1998, respectively.

    Under the provisions of Statement of Financial Accounting Standards No. 125, the Company capitalizes retained servicing rights after the origination and sale of the related loan by allocating the total cost incurred between the loan and the servicing rights, based on their relative fair value, if it is practicable to determine the mortgage servicing rights' fair value. If it is not practicable to determine the servicing rights' fair value, then no value is allocated to the servicing rights. As a result of the first observed sale of DUS servicing rights in the first quarter of 1999, the Company reevaluated its mortgage servicing rights capitalization policy and concluded that market condition changes made it practicable to estimate the fair value of DUS servicing rights. For the three and nine month periods ended September 30, 1999, the Company recognized gains totaling $2.3 and $5.3 million, respectively, related to the origination of DUS servicing rights. Prior to the first quarter 1999, the Company did not recognize gains related to the origination of DUS servicing because it had determined that it was not practicable.

    Interest income was $1.9 million for the third quarter of 1999 compared with $1.4 million for the third quarter of 1998, an increase of $0.5 million or 35.7%. Interest income for the first nine months of 1999 was $4.1 million compared with $3.7 million for the first nine months of 1998, an increase of $0.4 million or 10.8%. The increase for the three and nine month periods was due primarily to higher interest rates in 1999.

    Placement fee income was $1.8 million for the third quarter of 1999 compared with $2.5 million for the third quarter of 1998, a decrease of $0.7 million or 28.0%. Placement fee income for the first nine months of 1999 was $5.3 million compared with $6.7 million for the first nine months of 1998, a decrease of $1.4 million or 20.9%. The decrease for the three and nine month periods was primarily the result of the Company's increased use of investor escrow balances held by the Company as compensating balances to reduce the interest rate on its credit facilities.

    Other income includes prepayment penalties, termination fees, loan management fees, brokerage fees, extension fees and dividend income from the Company's investment in the Commercial Mortgage Investment Trust, Inc. ("COMIT"). COMIT is a real estate investment trust of which the Company owns less than 20%. Other income was $1.2 million for third quarter of 1999 compared with $1.6 million for the third quarter of 1998, a decrease of $0.4 million or 25.0%. Other income for the first nine months of 1999 was $2.0 million compared with $3.9 million for the first nine months of 1998, a decrease of $1.9 million or 48.7%. The decrease for the three and nine month periods was the result of decreased prepayment penalties, termination fees, loan management fees, brokerage fees and extension fees offset partially by dividend income from COMIT in 1999.

  Expenses

    Mortgage banking segment's total expenses consist of salaries and benefits (including commissions), other general and administrative expenses, occupancy expense, provision for loan servicing losses, interest expense and depreciation and amortization. The mortgage banking segment's expenses include corporate administrative expenses.

    Salaries and benefits, the largest category of costs for the Company, were $7.3 million for the third quarter of 1999 compared with $7.9 million for the third quarter of 1998, a decrease of $0.6 million or 7.6%. Salaries and benefits for the first nine months of 1999 were $20.4 million compared with $20.7 million for the first nine months of 1998, a decrease of $0.3 million or 1.4%. The decrease for the three and nine month periods is due primarily to staff reductions made in the first six months of 1999, offset partially by normal increases in salaries.

    General and administrative expenses consist of professional fees, travel, management information, telephone and equipment rental, and other expenses. General and administrative expenses were $2.6 million for the third quarter of 1999 compared with $2.5 million for the third quarter of 1998, an increase of $0.1 million or 4.0%. General and administrative expenses for the first nine months of 1999 were $9.4 million compared with $8.6 million for the first nine months of 1998, an increase of $0.8 million or 9.3%. The increase for third quarter of 1999 versus 1998 is due primarily to increased professional fees in the third quarter on 1999. The increase for the first nine months of 1999 versus 1998 is due primarily to recognition of $1.2 million in costs related to settlement of certain litigation in the second quarter of 1999. The increases in the three and nine month periods were partially offset by lower travel and other expenses resulting from the Company's previously announced cost reduction program.

    Occupancy expense was $1.3 million for the third quarter of 1999 compared with $0.9 million for the third quarter of 1998, an increase of $0.4 million or 44.4%. Occupancy expense was $4.0 million for the first nine months of 1999 compared with $2.6 million for the first nine months of 1998, an increase of $1.4 million or 53.8%. The increase in the three and nine month periods of 1999 over 1998 is due primarily to the costs associated with the addition of a conduit loan processing group and the expansion of loan origination operations in New York and Los Angeles.

    The provision for loan servicing losses was $0.4 million for the third quarter of 1999 compared with $0.3 million for the third quarter of 1998, an increase of $0.1 million, or 33.3%. The provision for loan servicing losses was $1.1 million for the first nine months of 1999 compared with $0.8 million for the first nine months of 1998, an increase of $0.3 million or 37.5%. The increase in the provision for the three and nine month periods is the result of growth in the Company's Fannie Mae DUS portfolio and represents management's estimate of future losses. The provision for loan servicing losses is adjusted as part of the Company's ongoing assessment of the Company's exposure related to its Fannie Mae DUS portfolio, for which it is obligated to share certain losses. The principal balance of Fannie Mae DUS loans in the Company's servicing portfolio was $1.9 billion and $1.2 billion as of September 30, 1999 and 1998, respectively. Although management considers the allowance appropriate and adequate to cover inherent loan servicing losses, management's judgment is based on a number of assumptions about future events, which are believed to be reasonable but which may or may not be valid. There can be no assurance that losses will not exceed the allowance, and future increases in the allowance may be required.

    Interest expense relates primarily to the warehouse line of credit. Interest expense was $0.3 million for the third quarter of 1999 compared with $0.4 million for the third quarter of 1998, a decrease of $0.1 million or 25%. Interest expense was $0.8 million for the first nine months of 1999 compared with $1.1 million for the first nine months of 1998, a decrease of $0.3 million or 27.3%. This decrease was due primarily to a lower average balance outstanding on the warehouse line of credit due to lower levels of loan originations in 1999 and the increase in investor escrow balances held by the Company as compensating balances to reduce the interest rate on its credit facilities.

    Depreciation and amortization was $2.3 million for the third quarter of 1999 compared with $1.9 million for the third quarter of 1998, an increase of $0.4 million or 21.1%. Depreciation and amortization was $6.5 million for the first nine months of 1999 compared with $5.6 million for the first nine months of 1998, an increase of $0.9 million or 16.1%. This increase for the three and nine month periods was due primarily to increased amortization of capitalized servicing rights resulting largely from the Company beginning to capitalize servicing rights on DUS loan originations in 1999 (see discussion above). In addition, depreciation and amortization related to furniture and equipment increased for the year over year periods due to the acquisition of furniture and equipment in the last half of 1998.

Capital Markets Segment

    The capital markets segment of the Company (Capital Corp.) was formed in February 1998 to conduct the securitization conduit activities of the Company. During the third quarter of 1999, the capital markets segment had earnings (before taxes and non-operating interest) of $0.2 million compared to a loss of $46.6 million for the same period in 1998. For the first nine months of 1999, the capital markets segment had a loss of $0.8 million compared to a loss of $54.2 million for the first nine months of 1998. The income in the third quarter of 1999 relates primarily to income recognized on the settlement of Capital Corp. payables for amounts less than were previously recorded. The loss for the first nine months of 1999 relates to the cost of maintaining a small loan processing unit and a loan origination office, and certain administrative costs incurred to curtail conduit operations, partially offset by the aforementioned income from the settlement of Capital Corp. payables. During the second quarter of 1999, the operations of Capital Corp. were scaled back to minimal levels. The 1998 losses related primarily to realized and unrealized losses on short sales of U.S. Treasury securities.

    Interest income earned on commercial mortgage loans held for sale was negligible for the third quarter and first nine months of 1999. Interest income for third quarter and first nine months of 1998 was $9.2 million and $12.3 million, respectively. The decrease for the three and nine month periods resulted from the significant decrease in the loan origination activity at Capital Corp.

    Salaries and benefits expense was $0.1 million for the third quarter of 1999 compared with $2.7 million for the third quarter of 1998, a decrease of $2.6 million, or 96.3%. Salaries and benefits were $0.8 million for the first nine months of 1999 compared with $3.4 million for the first nine months of 1998, a decrease of $2.6 million, or 76.5%. The decrease for the three and nine month periods was due primarily to staff reductions resulting from the curtailment of conduit operations and the Company's continued cost reduction program.

    Occupancy expense was $0.1 million for the third quarter of 1999 compared with $0.4 million for the third quarter of 1998, a decrease of $0.3 million, or 75%. Occupancy expense was $0.4 million for the first nine months of 1999 and 1998. The decrease for the three month period was due primarily to the Company closing or subleasing several of Capital Corp.'s locations in the second quarter of 1999. For the nine month period, the savings resulting from the closings and subleases was offset by certain costs recorded related to the closings of Capital Corp. offices recognized in the second quarter of 1999.

    The Company has subleased or otherwise mitigated its long-term costs on certain leased office space that is no longer utilized by the Company. In the future, as space becomes available due to the anticipated curtailment of activity in certain locations, we will attempt to sublease or otherwise reduce the long-term costs of unutilized office space. There could be additional costs associated with subleasing or otherwise disposing of leased space. These costs could include, but are not limited to, brokerage fees, subtenant concessions and/or the cost of buying out a lease. If our efforts are unsuccessful, the Company may be required to record additional non-cash charges.

    The capital markets segment incurred negligible interest expense for the first nine months of 1999 because it held no loans for securitization during the period. During the first nine months of 1998, the segment incurred interest expense of $10.1 million.

    Other general and administrative expenses were negligible for the third quarter of 1999 compared with $1.0 million for the third quarter of 1998. Other general and administrative expenses were $0.1 million for the first nine months of 1999 compared with $1.9 million for the first nine months of 1998. The decreases in the three and nine month periods is the result of the curtailment of conduit operations and the Company's continued cost reduction program.

Advisory Services Segment

    The advisory services segment of the Company, Carbon Mesa Advisors, began operations during the second quarter of 1998. Revenue within the advisory services segment of the Company consists of origination fee income, management fees and other income. Other income includes structuring fees. Structuring fees are paid to Carbon Mesa Advisors for structuring loans for borrowers and loan processing fees are paid to Carbon Mesa Advisors for processing mortgage loan applications. Carbon Mesa Advisors originates loans for and manages two commercial mortgage funds (one of which is COMIT). The advisory services segment earned revenues of $0.9 for the third quarter of 1999 compared with $1.1 million for the third quarter of 1998. Advisory services' revenue was $1.8 million for first nine months of 1999 compared with $1.1 million for the first nine months of 1998. Most of the advisory services' revenue for the third quarter and first nine months of 1998 was structuring fees of $0.9 million recognized in the third quarter of 1998. No structuring fees have been recognized in 1999. Most of Carbon Mesa Advisors' revenue for 1999 is management fees from the ongoing management of its portfolios. Total assets under management by Carbon Mesa Advisors as of September 30, 1999 were $254 million, a $115 million increase from the $139 million under management at December 31, 1998.

    Expenses consist primarily of salary and benefits, occupancy, and depreciation and amortization. Total expenses were $0.5 and $1.5 million for the third quarter and first nine months of 1999, respectively. Total expenses for the third quarter and first nine months of 1998 were $1.0 million and $1.5 million, respectively.

Non-operating Interest Expenses

    Non-operating interest expense reflects interest expense on the Company's term loan, revolving credit facility and the subordinated notes held by COMIT. Non-operating interest expense was $0.7 million for the third quarter of 1999 compared with $0.9 million for the third quarter of 1998, a decrease of $0.2 million, or 22.2%. Non-operating interest expense was $1.7 million for the first nine months of 1999 compared with $1.5 million for the first nine months of 1998, an increase of $0.2 million or 13.3%. The decrease for the third quarter of 1999 versus 1998 is due primarily to the absence in the 1999 third quarter of interest expense related to the subordinated notes held by COMIT. The increase for the first nine months of 1999 versus 1998 is due primarily to interest expense on the subordinated notes held by COMIT, offset partially by the increase in investor escrow balances held by the Company as compensating balances to reduce the interest rate on its credit facilities. The Company repaid $16.1 million of the subordinated notes held by COMIT in January 1999 and repaid the remaining $3.9 million in March 1999.

Liquidity and Capital Resources

    The Company's principal financing needs are the financing of loan origination activities, the pursuit of new acquisitions and the purchase of servicing rights. To meet these needs, the Company currently utilizes a warehouse line of credit, a revolving line of credit and a term loan.

    The Company's credit agreement requires the maintenance of certain financial ratios relating to liquidity, leverage, working capital, and net worth among other restrictions, all of which were met at September 30, 1999. During the third quarter of 1999, the Company's debt agreement was amended. Among other things, the amendment allowed the Company to invest additional funds, up to a pre-approved limit, in Capital Corp. and changed certain of the financial debt covenant requirements.

    In connection with its Fannie Mae DUS program, the Company has established a $7.0 million letter of credit, as of September 30, 1999, to meet the program's requirements.

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

    On March 19, 1999, the Company's three largest shareholders, Demeter Holdings Corp. ("Demeter"), Phemus Corporation ("Phemus") and Capricorn Investors II, L.P. ("Capricorn"), completed the purchase of 664,028 shares of the Company's common stock for $3.3 million, pursuant to a Standby Purchase Agreement. In addition, on March 31, 1999, Capricorn purchased 34,520 additional shares of common stock for total proceeds to the Company of $0.2 million. The proceeds from these transactions were used for working capital.

    In May 1999, the Company established a stock repurchase program and announced that it planned to acquire up to $1.0 million of its common stock. In October 1999, the company's Board of Directors authorized the Company to acquire up to an additional $1.0 million of its common stock under the stock repurchase program. Through September 30, 1999, 161,400 shares have been repurchased at an aggregate cost of $1.0 million.

    In the course of the Company's mortgage banking operations, the Company sells to investors the mortgage loans it originates but generally retains the right to service the loans, thereby increasing the Company's investment in mortgage servicing rights. The Company views the sale of loans on a servicing-retained basis, in part, as an investing activity. Significant unanticipated prepayments in the Company's servicing portfolio would reduce servicing income and could require the Company to recognize losses relating to previously recorded servicing assets and could have a material adverse effect on the Company's future operating results and liquidity.

    As a result of the losses in 1998, the Company has substantial unused net operating loss carryforwards ("NOLs") for Federal and state tax purposes. These NOLs comprise most of the Company's deferred tax asset. The deferred tax asset recognized associated with the NOLs is based on estimates of future taxable income and, for the state portion of the NOLs, estimates of the allocation of that income between various tax jurisdictions. In order for the Company to realize the NOLs, we will have to generate sufficient taxable income during the carryforward periods. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. In addition, the amount of deferred tax asset related to state NOLs that is considered realizable could be reduced if the actual income allocated between various tax jurisdictions is different than the estimated amounts.

Cash Flows

    Operating Activities—Net cash provided by operations for the first nine months of 1999 was $6.8 million. Cash from operating activities is driven largely by the timing of the origination and sales of mortgage loans. Mortgage loans held for sale are viewed as short-term assets and are generally financed with short-term borrowings as discussed under "Financing Activities".

    Investing Activities—Net cash used in investing activities for the first nine months of 1999 was $15.2 million. The primary investing activities for which cash was used during the first nine months of 1999 were the origination of mortgage servicing rights, additional investments in COMIT, payments made related to earnouts and acquisition of certain assets, and the purchase of mortgage servicing rights.

    Financing Activities—Net cash provided by financing activities for the first nine months of 1999 was $4.3 million. Principal financing activities included a net decrease in the warehouse line of credit due to a decrease in mortgage loans held for sale, the issuance of common stock pursuant to the rights offering and private placements to Demeter, Phemus and Capricorn, and borrowings under the term loan. The repayment of the servicing acquisition line of credit, repayments on the revolving credit facility, net, repayments on the term loan and repayment of the remaining subordinated note largely offset the sources of additional financing.

    The Company believes its current cash flow from operations and borrowings available under its debt facilities will be sufficient to meet its operating needs. Additionally, in the event additional capital resources are required, the Company believes it will have access to capital through other sources.

Year 2000 Compliance

    The Year 2000 ("Y2K") problem refers to errors that may occur when computers use two digits rather than four to define the applicable year. Software and hardware may recognize a date using "00" as the year 1900, rather than the year 2000. If a computer does not recognize a date on or after January 1, 2000, the error could, among other things, prevent the Company from processing transactions, sending invoices, or engaging in other normal business activities.

    The Company's Program—The Company has developed a program to address the Y2K problem as it may affect:

  •
  the Company's computer and operating systems, including its servicing, accounting, human resources and financial reporting systems;

  •
  the Company's other systems, such as buildings, equipment, telephone systems and other non-computer systems that may contain technology that is sensitive to the Y2K problem;

  •
  certain systems of the Company's major vendors and material service providers if those systems relate to the Company's business activities;

  •
  certain systems of the Company's material customers and investors, if those systems relate to the Company's ability to provide services to customers and investors.

    As described below, the Company's Y2K Program involves:

  1.
  assessing the Y2K problem and determining how it may negatively affect the Company;

  2.
  developing remedies to address the problems discovered in the assessment phase;

  3.
  testing the remedies; and

  4.
  preparing contingency plans to deal with the most likely worst case scenarios.

    Assessment Phase—The following table shows the current state of Year 2000 compliance in the Company's computer systems:

Component	Year 2000 Compliant Number	Year 2000 Non-Compliant Number

Business Critical Software:
Servicing Systems	2	0
Accounting System	1	0
Human Resources	1	0
Hardware:
Personal Computers	400	0
File/Data Services	34	0
Networks	20	0
Office Software Suites	400	0

    The Company has evaluated all of its systems and has completed remedies for the Y2K problem. The Company has conducted a survey of its major business partners to help assess the exposure to the Y2K problem associated with these relationships. This includes conducting surveys of its significant hardware, software, and other equipment vendors, its borrowers, investors, third-party providers, facility property managers, and its subservicers. We have completed these inquiries and received a statistically significant number of responses from each business partner category. Substantially all respondents certified that their business systems and operations are Y2K compliant, or that they would be compliant by December 31, 1999.

    While the Company cannot thoroughly assess other parties' Y2K readiness, we have attempted to identify areas of vulnerability and change relationships with those parties as appropriate. Where possible, if the Company believed that a third-party's systems may have a negative impact on our operations, we have developed relationships with other parties who have been screened for Y2K compliance.

    Remediation and Testing Phase—During the remediation and testing phase, the Company addressed potential Y2K problems in systems. Of the Company's critical systems, its accounting and human resources systems have been certified Y2K compliant and testing has been completed. The Company combined its four loan servicing systems into two. The two surviving loan-servicing systems are Y2K compliant and have been tested internally.

    All of the Company's servers are Y2K compliant. All non-compliant personal computers have been put out of service. The Company has replaced all critical non-Y2K compliant office software, and other less significant personal computer software has been upgraded. All telephone equipment is Y2K compliant.

    Contingency Plans—For contingency planning purposes, the Company has determined that its most likely worst case scenarios related to the Y2K problem can be divided into two categories, financial risk and operational risk. Financial risk is the extent to which the Company might have to advance funds under its servicing agreements in the event that its borrowers/tenants are unable to pay or payment is significantly delayed due to disruptions caused by the Y2K problem. Each of our servicing agreements defines our obligation to advance funds for principal, interest, taxes and insurance. In addition, we may also be at risk of losing our servicing fees and/or our right to service certain loans in the event of borrower default. The Company has evaluated the monthly cash flow required to meet its contractual obligations and estimated the additional cash that would be needed under the scenario described above, taking into consideration reduced servicing fees. We believe that we will have the financial capacity, either through cash from operations or our existing credit facilities to meet our contractual obligations, under the scenario described above, in the first quarter of 2000.

    Operational risk is the risk that there will be a significant dislocation of the general functioning of our community infrastructures or the business community's operations. We have developed a plan to try to accommodate our business, clients and obligations under this scenario. Although we believe that our computer systems are compliant and that our facilities should be accessible and functional, we have identified ways that we might conduct business, in the short-term, under infrastructure duress. All offices have established procedures to conduct business at off-site locations in the event our office premises are inaccessible or systems non-functional. Key employees have been identified to manage the manual operations that would be required in the event that our automated systems are compromised. Servicing systems will be backed up by mid-December and other arrangements are being made to accommodate manual processes.

    Costs Related to the Y2K Problem—To date, the Company estimates that it has spent approximately $150,000 for its Y2K program, mostly in labor costs and hardware replacement. The Company does not expect to incur significant additional costs. Compliance costs are relatively low because all business critical software systems were upgraded under normal vendor maintenance agreements. The Company currently believes that additional costs related the Y2K problem will not be material. However, we cannot reasonably estimate additional costs that might be incurred if the Y2K problem causes a significant disruption in the Company's normal business activity.

Part II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

    A description of changes in material litigation pending with the Company is contained in Note 8 to the Unaudited Consolidated Financial Statements, included herein under Part I, Item 1, and is incorporated by reference in response to this item.

ITEM 2—CHANGE IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

Exhibit No.	Description

10.1	First Amendment to Credit and Security Agreement
11	Statement re Computation of Per Share Earnings
27	Financial Data Schedule

    (b) Reports on Form 8-K

    None

SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WMF GROUP, LTD. (Registrant)
November 12, 1999	By:	/s/ SHEKAR NARASIMHAN Shekar Narasimhan Chairman, Chief Executive Officer (Principal Executive Officer)
November 12, 1999	By:	/s/ ELIZABETH WHITBRED-SNYDER Elizabeth Whitbred-Snyder Executive Vice President Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	First Amendment to Credit and Security Agreement
11	Statement re Computation of Per Share Earnings
27	Financial Data Schedule