Form 10-K
period 1999-12-31
WMF GROUP LTD
filed 2000-03-24
CIK 1039206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1999

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from         to

Commission File Number 000-22567

The WMF Group, Ltd.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1647759 (I.R.S. Employer identification no.)
1593 Spring Hill Road, Suite 400 Vienna, Virginia (Address of principal executive offices)	22182 (Zip code)

Registrant's telephone number, including area code (703) 610-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	The Nasdaq Stock Market

Securities Registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $76.7 million based on the closing price of such shares on The Nasdaq National Market as of March 17, 2000.

    As of March 17, 2000 there were 10,959,321 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

THE PROXY STATEMENT FOR THE 2000 ANNUAL MEETING OF STOCKHOLDERS
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

PART I

Item 1. Business

Company Overview

    The WMF Group, Ltd. (the "Company") is one of the largest commercial mortgage financial services companies in the United States, as measured by servicing portfolio size, according to a 1999 survey published by the Mortgage Bankers Association of America (the "MBA"). The Company has been the nation's largest originator of Federal National Mortgage Association ("Fannie Mae") and Federal Housing Administration ("FHA") insured multifamily and healthcare loans and has originated more than $11 billion in conventional and FHA-insured multifamily and commercial loans since 1996. The Company had a servicing portfolio of approximately $13.4 billion at December 31, 1999. The Company has 271 employees and operates 18 offices nationwide. The Company has three principal lines of business: (i) mortgage banking, which includes the origination and servicing of loans; (ii) advisory services, which includes the investment and asset management of commercial mortgage funds; and (iii) capital markets.

    The WMF Group, Ltd. is a Delaware corporation formed in October 1992 under the name "WMF Holdings, Inc." Originally, the Company was created to hold the operations of WMF/Huntoon, Paige Associates Limited ("WMF Huntoon Paige") and WMF Washington Mortgage Corp. ("WMF Washington Mortgage"). WMF Washington Mortgage, WMF Carbon Mesa Advisors, Inc. ("WMF Carbon Mesa") and WMF CommQuote, Inc. ("WMF CommQuote"), formerly known as WMF Capital Corp., are wholly-owned subsidiaries of the Company. WMF Huntoon Paige is a wholly-owned subsidiary of WMF Washington Mortgage.

    WMF Huntoon Paige has originated and serviced multifamily and healthcare mortgages insured by FHA under various owners and under various names since 1979. WMF Washington Mortgage acquired WMF Huntoon Paige in 1991. WMF Washington Mortgage has originated and serviced multifamily and commercial mortgages under various owners and names since 1984.

    On April 1, 1996, NHP Incorporated ("NHP") purchased the Company and renamed it "NHP Financial Services, Inc." In early 1997, NHP was acquired by Apartment Investment and Management Co. ("AIMCO"). As a condition of that purchase, AIMCO required NHP to spin off the Company. On December 8, 1997, the Company became an independent, publicly traded company. The Company's primary shareholders are Demeter Holdings Corporation ("Demeter"), Phemus Corporation ("Phemus") and Capricorn Investors II, L.P. ("Capricorn"). Demeter and Phemus are affiliates of Harvard Private Capital Holdings, Inc. ("Harvard").

Industry Overview

    The Company believes that the financing and servicing of commercial and multifamily real estate offers significant growth opportunities. Commercial and multifamily real estate encompasses a wide spectrum of assets including multifamily, office, industrial, retail and hospitality. These assets are financed by an estimated $1.4 trillion of outstanding commercial real estate debt. During the past ten years, total commercial mortgage originations have averaged approximately $150 billion annually, of which approximately 75 percent consists of non-multifamily assets. The Company anticipates that on a stabilized basis, the commercial real estate market will require debt financing for existing properties of approximately $100 to $120 billion annually, plus additional amounts for new construction.

    Mortgage banking involves the origination and servicing of mortgage loans. Commercial mortgage banks have arranged a significant portion of the debt financing for commercial real estate. Historically, commercial mortgage banks originated and serviced loans for life insurance companies in specified geographic regions. In addition to providing loans to life insurance companies, some commercial mortgage banks acted as originators for Government Sponsored Enterprises ("GSEs") such as Fannie Mae and Federal Home Loan Mortgage Corporation ("Freddie Mac"), and also acted as brokers for other lenders. As a result, a fragmented industry has developed which is comprised of small local and regional firms.

    However, since the early 1990s the commercial mortgage banking industry has experienced significant change, in part due to the growth in commercial mortgage securitization, the expanded involvement of GSEs, increased borrower sophistication and advances in information technology. Many of the existing firms lack the capital, technology and financial sophistication to compete effectively in today's rapidly changing market. Accordingly, the Company believes the commercial mortgage banking industry is going through a period of consolidation similar to that experienced in the residential mortgage industry. Although consolidation provides significant growth opportunities for the Company, certain risks are also involved. See "Risk Factors—The Company May Be Unable to Complete Acquisitions or Enter into New Business Lines."

Strategic Objectives

    Because it has broad geographic scope, multiple investor relationships, underwriting expertise, operating systems and product development capabilities, the Company believes that it is well-positioned to compete effectively in the commercial real estate financing industry. Technological demands, large and sophisticated infrastructure for real estate underwriting and risk evaluation, and rapid market changes increasingly characterize this industry. The Company believes that these developments will lead to the creation of large and sophisticated mortgage enterprises offering a wide spectrum of commercial finance products and services. The Company seeks to use its existing infrastructure and market position to increase market share of its established businesses and to expand into related businesses.

    The Company seeks to increase reported earnings and cash flow through (i) acquisitions and internal growth, (ii) design and delivery of new mortgage products, including structured loan products and participating loan products, (iii) expansion into related businesses, such as managing commercial mortgage investment funds, and (iv) diversification of fee income sources.

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

    Since 1996, the Company has made six acquisitions (the "Acquisitions"):

  •
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

  •
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

  •
  On April 15, 1997, WMF Washington Mortgage purchased substantially all of the mortgage banking assets and liabilities of Askew Investment Company ("Askew") in Dallas, Texas for $5.6 million, excluding transaction costs (82 percent of which was paid at closing and the remaining 18 percent of which was paid in the form of earnouts upon the attainment of certain performance objectives over a 36-month period). The acquisition increased the Company's mortgage servicing portfolio and gave the Company access to the traditional insurance company whole-loan buyers in the markets served by Askew. The purchase also provided the Company with a new source of loans it intended for securitization through the Company's capital market relationships.

  •
  On November 5, 1997, WMF Washington Mortgage purchased 100 percent of the outstanding stock of The Robert C. Wilson Company and its Arizona subsidiary (collectively, "Robert C. Wilson") for a purchase price of approximately $4.0 million in cash (80 percent of which was paid at closing and the remaining 20 percent of which was paid in the form of earnouts upon the attainment of certain performance objectives). Robert C. Wilson provides mortgage and equity origination and servicing.

  •
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

  •
  On March 27, 1998, the Company created WMF Carbon Mesa, which purchased certain assets of Carbon Mesa Advisors, Inc. and Strategic Real Estate Partners for a total purchase price of $4.9 million, including an additional $1.7 million paid in 1999 when the Company exercised its option to purchase certain additional assets. The purchase price was paid in combination of a cash, short-term notes and common stock. WMF Carbon Mesa manages commercial mortgage investment funds, provides special asset management services and originates commercial mortgages.

    The Company also grows its servicing portfolio through the acquisition of servicing rights. Since 1992, the Company has acquired servicing rights on approximately $1.4 billion of mortgages in over 47 transactions.

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

  •
  The Company hired 10 new loan officers in 1999. Through training and other management initiatives, the Company has developed a national sales force, capable of selling all loan products offered by the Company.

  •
  The Company implemented a cost-reduction program, which resulted in savings of approximately $13 million during 1999 from previously projected amounts. See "Major Developments in 1999—Cost-Saving Measures."

    As a result of acquisitions and internal growth, the Company has increased loan originations, including conduit originations, by approximately 38 percent annually, from approximately $240 million in 1992 to approximately $2.3 billion in 1999. The Company's servicing portfolio has increased by approximately 24 percent annually, from approximately $3.0 billion in 1992 to $13.4 billion as of December 31, 1999.

    Design and delivery of new mortgage products.  Since 1992, the Company has been involved in developing more than eight new products, including one of the first whole-loan conduits (Common SenseSM), a revolving credit facility for real estate investment trusts, a bridge loan program for mark-to-market properties and a forward commitment program for tax-credit new construction.

    The Company intends to enhance its ability to develop new financing products in response to changing market conditions, including continued development of bridge loan products, as well as the addition of high-yield, mezzanine and participating loan products and a small loan product. The Company cannot assure you that it will be successful in developing any particular new product or, if a product is developed, that it will be profitable for the Company.

    Expansion into related businesses.  The Company seeks to build on its experience in evaluating real estate to expand its services and develop related products. The Company has used its expertise to enter the advisory services/funds management business, to provide due diligence services for institutional clients, and to expand its presence in the commercial mortgage-backed securities market. Other possible businesses may include asset management, commercial leasing and management and the purchase and retention of commercial mortgage-backed securities. In 1999, the Company entered into a strategic alliance to create an Internet portal for the commercial real estate industry called Redbricks.com. The Company intends to develop, with Redbricks.com and other on-line origination sources, expanded distribution of its financial products and continuous process improvements in the delivery of services. Expansion may occur through a combination of acquisitions, strategic alliances and internal business development. There can be no assurance that the Company will seek to undertake any specific line of business, or that, if it undertakes a particular line of business, that the business will be successful.

    Fee Diversification.  The Company intends to manage the risks of the commercial real estate financing industry by (i) focusing its activities on earning service, origination and asset management fees rather than earning interest on retained mortgage assets, (ii) developing strategic relationships with multiple investors, (iii) lending to a variety of commercial asset classes and (iv) operating on a national basis.

  •
  Fee-based Earnings. In 1999, approximately 97.4 percent of the Company's revenue was generated from origination, servicing and other related fees and funds management. Of this amount, fees and other recurring revenue related to servicing and funds management agreements accounted for approximately 42 percent of the Company's fee revenue. In addition to providing a stable and recurring source of earnings, this approach requires significantly less capital and exposes the Company to lower levels of risk than the retention of mortgage assets. While it may make minority investments in funds it manages, the Company does not intend to take significant principal risk positions.

  •
  Multiple Investors. In the past, changes in the financial markets and investor requirements have contributed to the volatility of the commercial mortgage financial markets. The Company seeks to manage this risk by developing strategic relationships with a variety of investor sources, including commercial banks, GSEs, investment banks and insurance companies.

  •
  Multiple Asset Classes. The Company has lent to a wide variety of commercial asset classes, including multifamily, retail, office, industrial and hospitality. The Company believes that business and financing cycles vary among asset classes. By lending to multiple asset classes, the Company can reduce risk and improve operating efficiency by redeploying its origination activities and resources as market conditions change.

  •
  National Presence. The Company has 18 loan origination offices located throughout the country and has originated loans in every state and the District of Columbia. This national presence provides another source of diversification, helping to mitigate the risk posed by changes in regional business conditions.

    See "Risk Factors" for a detailed discussion of the risks that may affect the Company.

Major Developments in 1999

    Cost-Saving Measures.  In response to its losses during 1998, the Company implemented a cost-reduction program, reducing its workforce by 37 percent from peak levels in September 1998 and decreasing general and administrative expenses. The cost-reduction program resulted in estimated annual savings of approximately $13 million during 1999 from previously projected amounts.

    Issuance and Repayment of Subordinated Note.  On September 4, 1998, the Company entered into a Credit Agreement with Commercial Mortgage Investment Trust ("COMIT"), a real estate investment trust ("REIT") owned primarily by Harvard, Capricorn and the Company. Under the Credit Agreement, Harvard and Capricorn contributed a total of $20 million to COMIT, and the Company then sold a $20 million subordinated note to COMIT. The Company also issued warrants to COMIT entitling it to purchase 1,200,000 shares of common stock at $11.25 per share. COMIT later assigned 960,000 of the warrants to Harvard and 240,000 of the warrants to Capricorn. As part of the Recapitalization Plan, described below, Harvard and Capricorn surrendered those warrants. The Company repaid $16.6 million of the subordinated note on December 31, 1998. On March 12, 1999, the Company repaid the remaining principal and interest due under the subordinated note, and the note was canceled. GSIC Real Estate, Inc., the real estate investment arm of the Government of Singapore Investment Corporation Pte. Ltd., became a significant investor in COMIT in 1999.

    Recapitalization Plan.  To provide for its working and other capital needs after its 1998 losses, the Company entered into the Recapitalization Plan. The Recapitalization Plan had two parts and raised a total of approximately $27.5 million of new equity:

    (1)  Sale of $16.6 Million of Capital Stock to Demeter, Phemus and Capricorn

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

    As part of the Class A Stock transaction, Harvard and Capricorn canceled the warrants to purchase 1,200,000 shares of common stock issued to COMIT in connection with the subordinated note. In addition, Demeter, Phemus and Capricorn entered into a Standby Purchase Agreement to purchase up to 664,028 shares of common stock not otherwise purchased in the rights offering described below, for a total purchase price of $3,320,140. The Company applied the proceeds of the sale of Class A Stock to repay part of the subordinated note held by COMIT.

    Because of their participation in this transaction, Demeter, Phemus and Capricorn agreed not to exercise, transfer or acquire any rights during the rights offering.

    (2)  $10.9 Million Public Rights Offering/Private Placement

    The Company issued all of its shareholders of record as of February 1, 1999, 1.072 transferable rights for each share of common stock held by them on that date. Each right entitled its holder to purchase one share of common stock for $5.00. The rights expired on March 8, 1999.

    Through the rights offering, the Company sold a total of 1,482,271 shares of common stock for total proceeds of approximately $7.4 million. On March 19, 1999, Demeter, Phemus and Capricorn completed the purchase of a total of 664,028 shares of the Company's common stock pursuant to the Standby Purchase Agreement, for total proceeds to the Company of approximately $3.3 million. In addition, on March 31, 1999, Capricorn purchased an additional 34,250 shares at $5.375 per share, for proceeds to the Company of $0.2 million.

    The Company applied the proceeds from the rights offering to repay the remaining subordinated note held by COMIT and other operating purposes. The Recapitalization Plan resulted in the effective conversion of the Company's $20 million subordinated note into common stock and raised approximately $7.5 million of additional common equity, which was used to repay borrowings under the Company's revolving line of credit and for working capital.

    Stock Repurchase Plan.  On May 4, 1999, the Company announced a stock repurchase plan. The Company's Board of Directors has authorized the acquisition of up to $3 million of the Company's common stock from time to time in open market transactions, block purchases, or otherwise. As of March 17, 2000, the Company has acquired a total of 495,300 shares of common stock at an average price of $5.53 per share.

    Redbricks Online Service.  During 1999, the Company contributed to the development of Redbricks.com, a website designed for commercial real estate developers and owners. On February 7, 2000, the Company announced the closing of a Fannie Mae targeted affordable housing loan that was used to successfully test and design LoanConnection, the automated loan processing system of Redbricks.com.

    Hiring of Credit Suisse First Boston.  In October 1999, the Company announced that it had hired Credit Suisse First Boston to advise it on the development of strategic relationships.

The Company's Lines of Business

Mortgage Services

    Mortgage origination involves the making of loans to borrowers who use real estate property as collateral. The Company's staff of 54 loan originators targets a wide variety of borrowers, including developers, local entrepreneurial owners, large portfolio owners and public companies such as real estate investment trusts.

    Currently, the Company originates mortgages through three channels—retail, correspondent and the Internet. For the retail operation, the Company has loan originators in 18 offices located throughout the country. Those individuals directly solicit owners of real estate, as well as real estate service providers in their markets. The Company believes that having a local presence within a market significantly adds to its understanding of the local economic, demographic and real estate trends, thus allowing it to serve borrowers and investors better. A local presence also helps develop borrower relationships and identify new customers.

    In those markets where the Company does not have a retail presence, it acts through "correspondent relationships" with local commercial and multifamily mortgage brokers. In this relationship, a local mortgage broker identifies potential borrowers and refers them to the Company for their loans. Currently, the Company originates loans through correspondents throughout the United States. In 1999, the Company obtained approximately 31 percent of its $2.3 billion of loan originations through correspondents.

    The Company's relationship with correspondents differs between multifamily and commercial lending and FHA lending. For multifamily and commercial lending, the Company enters into an agreement with each correspondent which generally provides that (1) the borrower will pay the correspondent, usually based on a percentage of the loan, (2) in some instances, the Company will have a right of first refusal to finance properties meeting the criteria of its loan programs and investors and (3) the correspondent may be eligible for incentive fees based on the servicing fees received by the Company from the originated loans. Generally either party to a multifamily and commercial correspondent agreement may terminate the relationship without cause upon prior written notice. The multifamily and commercial correspondent agreements usually do not place geographic restrictions on either the Company or the correspondent.

    With respect to FHA lending, correspondents generally enter into agreements with the Company for each individual transaction and the terms of the agreements vary from transaction to transaction. These agreements define the compensation, roles, representations and warranties for the correspondent and the Company.

    After it identifies a potential borrower, the Company determines which of its mortgage products best meets the borrower's needs. Then the Company works with the borrower and a mortgage investor to prepare a loan application. When the borrower completes the application, the Company's underwriters conduct due diligence. In the case of FHA loans, the FHA conducts due diligence. See "—Mortgage Underwriting" below. The loan is evaluated, and if appropriate, submitted to a loan committee consisting of senior officers of the Company.

    If the Company or the FHA approves the loan, the Company issues a commitment to the borrower. Normally, the Company simultaneously commits to sell the loan to an appropriate investor. This simultaneous commitment from both a borrower and a mortgage investor enables the Company to eliminate its exposure to interest rate changes for each transaction. Typical investors include insurance companies, banks, credit companies, GSEs (such as Fannie Mae) and other institutional investors. Typically the Company funds a loan 15 to 30 days after the loan commitment. At that time, the Company funds the loan using its warehouse lines of credit and the borrower pays the Company an origination fee, typically one percent of the principal amount of the loan.

    Within 10 to 45 days after funding the loan, the Company completes the sale of the loan to an investor. In connection with such sales, the Company sometimes retains certain liabilities. See "Risk Factors—The Company is Liable for Certain Representation and Warranties Concerning Mortgage Loans" and "Risk Factors—The Company May Incur Losses on Mortgage Loans Under the Fannie Mae DUS Program." After selling a mortgage loan, the Company typically retains the right to service the loan. See "—Mortgage Servicing" below.

    As of December 31, 1999, the Company's subsidiary, WMF Carbon Mesa, had a $58 million floating rate forward commitment that was not matched with an investor sale commitment. This commitment is subject to market risk until such time as a permanent investor is identified. See "Risk Factors—The Company May Incur Losses Related To Loan Commitments For Which It Does Not Have A Purchaser And Has Not Entered Into Hedge Arrangements" below.

    The Company provides a diverse range of products to borrowers through three business units: Conventional Multifamily, FHA Multifamily and Healthcare, and Commercial/Life Insurance Company.

The following table sets forth information regarding loan origination volume by business unit for each of the last three years.

LOAN ORIGINATION VOLUME BY BUSINESS UNIT
(Dollars in Millions)

	1999	1998	1997
Conventional Multifamily	$837.0	$1,263.5	$742.0
FHA Multifamily and Healthcare	375.9	451.3	489.7
Commercial/Life Insurance (1)	1,077.5	2,633.9	1,075.2

Total	$2,290.4	$4,348.7	$2,306.9

(1)
Includes WMF CommQuote and other conduit originations.

    Conventional Multifamily (Fannie Mae).  This business unit finances multifamily properties that are not supported by governmental insurance or guaranties. The Company sells such loans to a variety of mortgage investors, including Fannie Mae. Through WMF Washington Mortgage, the Company is a Fannie Mae Delegated Underwriting and Servicing Program ("DUS Program") lender. Currently, there are only 26 companies approved to participate in this program. The Company, through WMF Washington Mortgage, originated approximately $700 million of DUS Program loans in 1999.

    Under the DUS Program, Fannie Mae allows WMF Washington Mortgage to approve, close and service loans on multifamily mortgages that meet predetermined criteria. Fannie Mae commits to purchase these loans after they close. As part of the program, Fannie Mae requires that participating companies share in the risk of loss on the loan. See "Risk Factors—The Company May Incur Losses on Mortgage Loans Under the DUS Program." In return for sharing the risk of loss, the Company receives a servicing fee that is significantly higher than its typical fee. The Company underwrites each loan to manage its loss exposure and enhance its return on servicing. See "—Mortgage Underwriting" below.

    In addition to its participation in the DUS Program, the Company, through WMF Washington Mortgage, is a Fannie Mae Prior Approval Lender and is one of the designated post-closing review lenders for the Fannie Mae Aggregation Facility. These programs allow WMF Washington Mortgage to sell certain loans to Fannie Mae that would not otherwise qualify for the DUS Program. Unlike the DUS Program, however, neither of these programs requires that the Company share in the risk of loss.

    FHA Multifamily and Healthcare.  The Company, through WMF Huntoon Paige, is the largest provider of FHA-insured multifamily and healthcare financing in the country. The Company originates and services both construction and permanent loans. During twelve months ended September 30, 1999, WMF Huntoon Paige originated approximately 10.5 percent of all FHA multifamily and healthcare insured debt financing, more than any other FHA mortgagee, based on number of loans.

    The Company operates FHA lending through a separate subsidiary. Typical property characteristics, borrower requirements, licensing and approval processes differ significantly between FHA and conventional multifamily financing. The Company, through WMF Huntoon Paige, is an FHA-approved mortgagee and a Government National Mortgage Association ("Ginnie Mae") issuer and, as such, must comply with the applicable requirements of the National Housing Act ("Housing Act") and the regulations and policies of the FHA that are promulgated pursuant to the Housing Act. See "Risk Factors-The Company May Be Unable To Continue To Comply With Government Regulations and Programs," below.

    Commercial/Life Insurance Company Loans.  With its acquisitions in 1996 and 1997, the Company substantially increased its presence in the market for commercial, non-multifamily financing. The Company originates loans secured by a variety of properties, including office buildings, retail centers, hotels, warehouses and assisted living facilities. Through relationships with regional mortgage banks, insurance companies have been particularly active investors in this segment. The Company, through its acquisitions, has established relationships with a number of insurance companies, including: John Hancock, UNUM, Canada Life, American General, Nationwide, Berkshire Life, State Farm, Government Personnel Mutual and Century Life.

    In addition to originating commercial and multifamily loans placed with insurance companies, the Company has established origination relationships with commercial mortgage conduits operated by major financial institutions, including BankAmerica Securities, RFC Commercial and Archon Financial. In 1999, the Company originated loans totaling approximately $197 million through commercial mortgage conduits.

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

    Due in part to its underwriting and asset management procedures, in 1999 the Company achieved a loan delinquency rate (i.e., loans delinquent over 60 days) equal to only 0.63 percent of its entire conventional multifamily and commercial portfolios based on unpaid principal balance. The Company has originated over 430 DUS Program loans since 1990 with original principal balances in excess of $2.4 billion. The Company has experienced one loss of $0.3 million on a Fannie Mae DUS Program loan. Another lender originated that loan, and the Company acquired the risk-sharing obligation as part of its Fannie Mae DUS Program approval in 1990. The Company has never experienced a loss on a Fannie Mae DUS Program loan that it originated.

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

    The Company has contracts to service loans with mortgage owners and originators of mortgage-backed securities. The contracts are generally for a term equal to the term of the serviced mortgage or the mortgage-backed security and are terminable for cause. Contracts with insurance companies who own mortgages are usually terminable on 30 days' notice by the owner, in many instances without cause. In some circumstances, the insurance company must pay a termination fee if it terminates a servicing contract without cause. Under these agreements, the Company receives an annual fee for primary servicing. Primary servicing fees typically range from 5 basis points to 40 basis points of the unpaid principal balance of the loans underlying the securities. Fees for master servicing typically range from one to ten basis points.

    As of December 31, 1999, the Company acted as the primary servicer for approximately $11.4 billion of loans and as the master servicer for an additional $1.9 billion of loans. These loans were obtained through the Company's origination network and through the purchase of servicing rights. A breakdown of the servicing portfolio is shown below.

SERVICING PORTFOLIO BY PRODUCT TYPE
(Dollars in Millions)

	Year ended December 31,
	1999	1998	1997
Conventional Multifamily	$3,141	$2,583	$1,544
FHA and Ginnie Mae	4,367	3,905	4,201
Commercial	3,932	4,069	4,173
Master Servicing	1,916	1,585	952

Total	$13,356	$12,142	$10,870

    The Company principally services loans in its offices in Edison, New Jersey; Houston, Texas and Vienna, Virginia. It employs approximately 70 people in these servicing facilities. As of December 31, 1999, the Company serviced 3,248 loans. As part of its servicing functions on these loans, the Company managed escrow accounts totaling approximately $350 million. The Company continuously reviews its servicing operations and seeks to implement improvements in its systems and business processes.

Advisory Services

    The Company's advisory services segment, WMF Carbon Mesa, was formed in March 1998, when the Company acquired all of the assets of Carbon Mesa Advisors, Inc. and Strategic Real Estate Partners. Based in Los Angeles, WMF Carbon Mesa manages commercial mortgage investment funds, provides special asset management servicing and originates commercial mortgages. As of December 31, 1999, WMF Carbon Mesa managed two private commercial mortgage funds and provided a variety of advisory services to institutional investors. In March 2000, WMF Carbon Mesa entered into an agreement to begin managing a third private commercial mortgage fund. The Company is a minority investor in two of the three funds managed by WMF Carbon Mesa. WMF Carbon Mesa has originated approximately $204 million in loans and investments since its inception and as of December 31, 1999 had $259 million in assets under management. WMF Carbon Mesa employs 12 people.

    Financial information for each of the Company's operating segments is included in Note 18 of the Company's Consolidated Financial Statements.

Capital Markets

    To capitalize on its national loan origination system and conduit loan processing system, as well as to reduce the capital requirements and principal risks associated with operating a conduit, the Company created WMF Funding, a division of WMF Washington Mortgage, in December 1998. The Company then entered into a strategic relationship with Greenwich Capital Markets ("Greenwich") pursuant to which WMF Funding would originate loans for sale to Greenwich. Greenwich was expected to pool these loans with other loans and then sell interests in, or "securitize," the pool. The Company was to service the loans it originated and receive a portion of the profits, if any, from any securitization of those loans. Due to various market factors, the anticipated arrangements did not materialize and WMF Funding was disbanded in July 1999.

    Prior to September 1998, the Company had operated an independent commercial mortgage conduit through its subsidiary WMF Capital Corp. The operations of WMF Capital Corp. were curtailed after it suffered substantial losses in the second and third quarters of 1998, and the Company then determined it would not make further significant investments in WMF Capital Corp. During the second quarter of 1999, the operations of WMF Capital Corp. were scaled back to minimal levels. In December 1999, WMF Capital Corp. was renamed WMF CommQuote, Inc. Going forward, WMF CommQuote will manage the Company's Internet originations as well as oversee commercial conduit activity for all of the Company's subsidiaries.

Employees

    At December 31, 1999, the Company employed 271 persons. Most of these people work in professional, administrative and technical positions, and no employee is represented by a labor union or subject to a collective bargaining agreement. The Company believes that its employee relations are generally good.

Risk Factors

Losses Related To Loans Held For Sale For Which The Company Does Not Have Investor Commitments Could Affect The Company's Results Of Operations

    Generally the Company sells loans to third-party mortgage investors at predetermined prices before the Company funds or purchases the loan. However, occasionally the Company originates or purchases a mortgage loan before an investor has agreed to purchase it from the Company. During the period between the Company's origination or purchase of a loan and the sale of the loan to an investor (called the "holding period"), the Company must bear the interest rate risk and credit risk associated with that loan. If the holding period is long (which it typically is not), the Company's risks are higher. Adverse changes in interest rates, the market for these mortgage loans or the value of assets securing the mortgages could impair the Company's ability to sell loans, increasing the Company's holding period and potential losses. If the Company is unable to sell its loans for a long period of time, the Company's business and results of operations could be materially adversely affected.

The Company May Incur Losses Related To Loan Commitments For Which It Does Not Have A Purchaser And Has Not Entered Into Hedge Arrangements

    As of December 31, 1999, WMF Carbon Mesa had a floating rate forward commitment outstanding to extend credit to a borrower of $58 million. No investor has committed to purchase this loan, and WMF Carbon Mesa has not entered into arrangements to manage the market risk associated with this loan. If interest rates increase or the demand for such loans declines before WMF Carbon Mesa is able to sell this loan, WMF Carbon Mesa may incur losses. WMF Carbon Mesa is not expected to have to perform under this commitment, but the Company cannot assure you that WMF Carbon Mesa will not incur losses if it is required to honor this commitment and an investor is not found.

Company's Loss Of Deferred Tax Assets Could Adversely Affect Shareholder Equity

    At December 31, 1999, the Company had a $20.0 million deferred tax asset recorded related to Federal and state net operating loss carryforwards ("NOLS"). These NOLs relate to the Company's losses during 1998. Substantially all of the state portion of the NOLs, which total $2.6 million, expire, if unused, in 2003. The remaining Federal NOLs expire in 2018. The Company will have to generate sufficient taxable income, within the carryforward periods and in the appropriate tax jurisdiction, in order to realize the net deferred tax asset recorded related to the net operating loss carryforwards. The Company believes its future levels of pretax earnings for financial reporting purposes will be sufficient to generate the minimum amount of future taxable income needed to realize the net deferred tax asset. The Company has also identified the possible disposition of assets as a means of generating future taxable income if enough taxable income is not derived from recurring operations in order to realize the deferred tax asset during the carryforward periods. Management believes that it is more likely than not the Company will realize the benefits of these assets, net of the existing valuation allowance for state deferred taxes at December 31, 1999. However, in the event of a change of control of the Company, or certain other material changes in the Company's business, the Company would have to establish additional valuation allowances against the deferred tax asset. An increase in the valuation allowance relating to the deferred tax asset could adversely affect operating results and stockholders' equity.

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

    The Company originally focused on originating and servicing mortgages on multifamily properties, such as apartment buildings and condominiums. Since 1996, the Company has expanded its origination and servicing of mortgages on other classes of commercial properties, such as office, industrial, hospitality, and retail. The Company plans to continue to expand its business in both the multifamily and commercial mortgage areas. See "Business—Strategic Objectives."

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

    The DUS Program requires WMF Washington Mortgage to pay a portion of any losses on mortgages that it originates under the program. These losses may cost WMF Washington Mortgage up to 20 percent of the original principal balance of the loan. Additionally, if borrowers default under loans in the DUS Program, the value of WMF Washington Mortgage's servicing rights for those loans could materially decrease. See "The Company's Operations May Decline As a Result of Impairment of Mortgage Servicing Rights."

    To remain in the DUS Program, WMF Washington Mortgage must maintain a letter of credit or cash sufficient to cover its estimated portion of any losses. As of December 31, 1999, the unpaid principal balance of WMF Washington Mortgage loans in the DUS Program totaled $2.0 billion and WMF Washington Mortgage had a $7.0 million accrual for servicing losses under the DUS Program. WMF Washington Mortgage also had a $7.8 million letter of credit to pay for losses under the program. While the Company believes that its accrual for servicing losses is sufficient, actual losses under the DUS Program could exceed this accrual and hurt the Company's performance. If the Company incurs and is required to fund additional losses, results of operations may be adversely affected.

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

The Company May Incur Losses As A Result Of Changes In General Economic Conditions

    The following general economic conditions could have an adverse effect on the Company's business:

  •
  periods of general, regional or industry-related economic slowdown or recession,

  •
  declining demand for real estate or

  •
  changes in interest rate levels.

    An economic slowdown will generally reduce the Company's origination and sales of mortgages, which generated approximately 54 percent of the Company's revenue during 1999. In addition, periods of economic slowdown or recession may increase the risk that borrowers will default on multifamily and commercial mortgage loans, and those defaults may have an adverse effect on the Company's financial condition. When the owner of a mortgage forecloses on a property, the Company's servicing fees may be reduced or eliminated and the Company may experiences additional losses.

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

    Interest rate increases, however, positively affect Company earnings from loan servicing activities. A reduction in real estate activity may reduce the risk of borrower prepayments, potentially increasing the level of servicing fees and the value of the Company's servicing portfolio. Additionally, placement fee income earned by the Company may benefit from increased short-term interest rate levels.

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

    Although the Company believes that the interest rate environment generally has the foregoing effects, there is no consistent correlation between interest rate levels and either the Company's revenues or its overall profitability. In part, this lack of correlation reflects the refinancing of existing permanent and construction mortgages at their maturities which may occur regardless of the interest rate environment. Additionally, approximately 54 percent of the Company's 1999 revenues were derived from originating and approximately 37 percent of the Company's 1999 revenues were derived from servicing activities, and interest rates have different impacts on each, as described above.

    See Item 7A, Quantitative and Qualitative Disclosure about Market Risk, for additional information about the Company's exposure to interest rate risk.

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

    If the value of the servicing rights, as shown on the Company's balance sheet, exceeds their fair value, then the rights are impaired. The fair value of the servicing rights may be affected by, and impairment may result from, factors such as:

  •
  changes in mortgage prepayments, which tend to increase as long-term interest rates decline, and tend to decrease as such interest rates rise;

  •
  prepayment penalty terms, including lockout and yield maintenance requirements;

  •
  higher than expected rate of loan defaults;

  •
  lower than expected short-term interest rates;

  •
  factors which impact the net cash flow generated from the servicing rights, such as the cost of servicing such loans; and

  •
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

The Company May Incur Losses Upon Termination Of Certain Servicing Contracts

    As of December 31, 1999, the Company had contracts to service mortgages with a total principal balance of $13.4 billion. Approximately 23 percent of those contracts are terminable upon 30 days' notice by the owner of the serviced mortgage. Most of the contracts with these termination provisions are for the servicing of mortgages held by insurance companies. As the Company increases its servicing of mortgages held by insurance companies, the percentage of servicing contracts with such termination provisions may also increase.

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

The Company May Be Unable To Continue To Comply With Government Regulations And Programs

    The Company's operations are regulated by:

  •
  federal, state and local government authorities, including the FHA and Ginnie Mae;

  •
  various federal, state and local laws and judicial and administrative decisions; and

  •
  regulations of GSEs (such as Fannie Mae) that purchase mortgages originated and/or serviced by the Company.

    Among other things, these laws, regulations and decisions:

  •
  require the Company to maintain a minimum net worth, minimum lines of credit, minimum liquid reserves and minimum errors and omissions and fidelity insurance;

  •
  require the employment of trained personnel competent to perform their assigned responsibilities;

  •
  require periodic financial reports;

  •
  require a quality control plan for the underwriting, origination and servicing of loans;

  •
  regulate loan originations, credit activities, maximum interest rates, and finance and other charges;

  •
  regulate disclosures to customers, the terms of secured transactions and personnel qualifications; and

  •
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

    The FHA insured approximately 3.5 percent of loans originated by the Company during the year ended December 31, 1999 and approximately 47.0 percent of loans serviced by the Company as of December 31, 1999. If the laws or regulations governing FHA programs change, the availability of FHA-insured loans could decrease, and the Company's ability to originate or service those mortgages could be affected. Any such change could have a material adverse effect on the Company and its results of operations.

The Company May Not Be Able to Compete With Other Mortgage Banking Businesses

    The Company's competition varies by geographic market. Generally, competition is fragmented with very few national competitors and many local and regional competitors. In addition, the Company's business is characterized by low barriers to entry, and new competitors have recently been successful in raising the capital necessary to enter the business. Moreover, certain of the Company's competitors are larger and have greater financial resources than the Company, including the commercial mortgage financial services arms of General Motors, General Electric, Lend Lease, and First Union. The Company competes largely on the basis of its experience in origination and servicing and on its ability to respond promptly to changing market conditions. Although management believes that the Company is well positioned to continue to compete effectively in the multifamily and commercial mortgage financial services businesses, there can be no assurance that it will do so or that the Company will not encounter further increased competition in the future which could limit its ability to maintain or increase its market share.

The Company May Incur Losses Related to Its COMIT Investment

    As of December 31, 1999, the Company had a $1.6 million investment in COMIT, which represents approximately 4% of COMIT's equity. The Company has a commitment, through June of 2000, to invest up to an additional $5.7 million under certain circumstances. COMIT is a leveraged commercial mortgage REIT managed by the Company's subsidiary WMF Carbon Mesa and invests in structured mortgage debt. If a significant number of the mortgages held by COMIT defaulted and/or otherwise failed to perform under their terms, the Company's expected returns could be significantly reduced and the Company could lose its investment. If this were to happen, the Company's financial results could be adversely affected.

Item 2. Properties

    The following table summarizes information about the Company's primary leased office space:

Office Location	Approximate Square Feet Occupied	Lease Expiration Date	Business Segment Occupying Space
Vienna, Virginia	52,000 sf	December 31, 2000	Mortgage Banking, Headquarters
Edison, New Jersey	15,200 sf	April 28, 2005	Mortgage Banking
Houston, Texas	11,800 sf	January, 28, 2001	Mortgage Banking
Los Angeles, California	17,700 sf	January, 30, 2007	Advisory Services, Mortgage Banking
Dallas, Texas	11,100 sf	February 28, 2003	Mortgage Banking

    The Company's headquarters are currently located in Vienna, Virginia. In addition to the offices listed above, the Company has thirteen corporate offices located around the country, including Phoenix, Arizona; Detroit, Michigan; New York, New York; Denver, Colorado; Atlanta, Georgia; Seattle, Washington; and Charlotte, North Carolina.

    The Company has subleased or otherwise mitigated its long-term costs on certain leased office space that is no longer utilized by the Company. The Company is currently evaluating each of its remaining leased offices to determine if there is a potential for long-term cost savings by relocating its operations to less costly space in the same general area. When offices are relocated, the Company may incur additional one-time costs associated with subleasing or otherwise disposing of leased space that the Company is leaving. These costs could include, but are not limited to, brokerage fees, moving costs, subtenant concessions and/or the cost of buying out a lease. Therefore, the Company may have increased costs associated with its leased space in the year 2000, with the goal of significantly reducing its long-term occupancy costs.

Item 3. Legal Proceedings

    Two lawsuits were filed against WMF Capital Corp. alleging, among other things, a breach by WMF Capital Corp. of its commitment to lend funds to the respective plaintiffs. These lawsuits have been settled and dismissed at or below amounts previously accrued.

    The Company is involved presently and from time to time in legal and administrative proceedings that arise in the ordinary course of its business. In connection with the Company's loan servicing activities, the parties on whose behalf the Company services loans indemnify the Company to varying degrees. The Company also maintains insurance that management believes to be adequate for the Company's operations and business. None of the legal or administrative proceedings pending against the Company, either individually or in the aggregate (and after consideration of available indemnities and insurance), is expected to have a materially adverse effect on the Company's business or financial condition. Any claims asserted against the Company in the future may result in legal expenses or liabilities, which could have a materially adverse effect on the Company's business or financial condition.

Item 4. Submissions of Matters to a Vote of Security Holdings

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1999.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's common stock began trading on December 8, 1997 and trades on The Nasdaq Stock Market under the symbol "WMFG." The following table sets forth the high and low per-share closing prices for the Company's common stock for each quarterly period for the last two years:

Calendar Year	High	Low
1998
First Quarter	$32 1/2	$11 1/8
Second Quarter	28 1/4	19 5/8
Third Quarter	29	5
Fourth Quarter	8 1/4	3 3/8
1999
First Quarter	6 1/2	4 3/4
Second Quarter	6 7/8	3 15/16
Third Quarter	6 1/4	3 7/16
Fourth Quarter	6	2 7/16

    On March 17, 2000, the Company had approximately 263 stockholders of record.

    The Company does not anticipate declaring and paying cash dividends on the Company's common stock in the foreseeable future. The Board of Directors of the Company will make the decision, from time to time in the exercise of its business judgment, whether to apply any legally available funds to the payment of dividends on the Company's common stock. The decision will be made taking into account the Company's financial condition, results of operations, existing and proposed commitments for use of the Company's funds and other relevant factors.

    The Company's ability to pay dividends may be restricted by financial covenants in its credit agreements or in arrangements with or regulations of government sponsored entities.

Item 6. Selected Financial Data

    The following table sets forth selected financial and operating data of the Company as of and for each of the years ended December 31, 1999, 1998, 1997, 1995. The table also sets forth selected financial data as of December 31, 1996, and unaudited pro forma income statement data for the year ended December 31, 1996, giving effect to the acquisition of the Company, by NHP Incorporated on April 1, 1996 (the"NHP Acquisition") as though it occurred on January 1, 1996. The selected financial data of the Company as of and for each of the above mentioned periods were derived from the Company's consolidated financial statements contained elsewhere herein. The unaudited pro forma income statement data for 1996 is derived from the Company's historical data for the three-month period ended March 31, 1996 and the nine-month period ended December 31, 1996. The three and nine-month periods of 1996 were prepared on different bases due to the NHP Acquisition and the "push down" of certain acquisition related adjustments to the Company's books. Prior to the NHP Acquisition, the Company was known as WMF Holdings, Ltd. The pro forma operating results are not necessarily indicative of operating results that would have been achieved had the NHP Acquisition actually occurred on January 1, 1996. The selected financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere herein.

Selected Consolidated Financial Data
(In thousands, except per share data)
(Unaudited)

	Year Ended December 31,
	1999	1998	1997	Pro Forma 1996(1)	1995
Operating Results:
Total revenue	$67,856	$72,541	$44,645	$30,301	$21,999
Total expenses	62,529	124,929	39,874	27,432	20,422
Net income (loss)	1,155	(33,322)	2,442	885	777
Net income (loss) per common share—Basic(2)	0.11	(6.38)	0.57	0.21	0.16
Weighted average common shares outstanding—Basic(2)	10,346	5,244	4,272	4,217	4,717
Net income (loss) per common share—Diluted(2)	0.11	(6.38)	0.55	0.21	0.16
Weighted average common shares outstanding—Diluted(2)	10,587	5,224	4,452	4,217	4,717
Financial Position:
Mortgage loans held for sale	$15,381	$34,217	$49,431	$40,263	$32,462
Servicing rights, net	33,476	26,243	26,796	22,460	8,466
Total assets	111,261	144,527	119,331	88,097	57,176
Total debt (3)	52,228	79,151	59,904	46,136	43,304
Stockholders' equity	37,938	27,378	38,825	22,528	4,018
Other Information:
Cash flows provided by (used in):
Operating activities	$25,046	$15,569	$(1,040)	$1,275	$(21,897)
Investing activities	(12,771)	(52,722)	(21,522)	(9,824)	(2,343)
Financing activities	(19,071)	37,602	26,529	7,833	26,833
EBITDA (4)	16,792	(41,168)	11,439	8,256	4,743

(1)
Adjusted to reflect results of operations for the twelve months ended December 31, 1996, as if the NHP Acquisition had occurred January 1, 1996. Adjustments include all income amounts for the three months ended March 31, 1996 and additional amortization of $575,648 related to the pro forma impact of the "push down" of certain acquisition adjustments to the Company's books.

(2)
Gives retroactive effect to a 789.94 per share stock split effective October 3, 1997.

(3)
Includes $5 million of notes to the Company's former stockholder as of December 31, 1995, which were repaid in conjunction with the NHP Acquisition.

(4)
EBITDA is a non-GAAP presentation of the Company's performance and consists of income (loss) from operations before non-operating interest expense, income taxes, depreciation and amortization. EBITDA is included because it is used in the industry as a measure of a company's operating performance and provides information in addition to that supplied by GAAP-based data regarding the ability of the Company's business to generate cash, but should not be considered as an alternative either (i) to income (loss) from operations (determined in accordance with GAAP) as measure of profitability or (ii) to cash flows from operating activities (determined in accordance with GAAP). EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. EBITDA as measured by the Company may not be comparable to EBITDA as measured by other companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    The following discussion and analysis presents the significant changes in financial condition and results of operations of the Company for the years ended December 31, 1999, 1998 and 1997. The results of operations of acquired businesses are included in the Company's consolidated financial statements from the date of acquisition. This discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.

    On April 1, 1996, NHP Incorporated ("NHP") acquired all the outstanding capital stock of the Company for consideration of approximately $21 million, in the form of $16.8 million in cash and 210,000 shares of NHP Common Stock. As a result of the NHP Acquisition, all assets and liabilities acquired were recorded at their fair value, which resulted in an increase of the recorded value of the Company's servicing rights of $10.7 million and goodwill of $5.1 million.

    Since 1996, the Company has experienced significant growth in its revenues, annual production volume and servicing volume. The Company seeks to continue to expand its business through (i) acquisitions, (ii) internal growth, (iii) design and delivery of new mortgage products, (iv) expansion into related businesses, and (v) diversification of fee income sources. Through its acquisitions, the Company's primary focus is to increase its funds under management and to increase its mortgage origination capabilities and servicing portfolio. If the Company is successful in completing acquisitions, it may experience increased expenses associated with the amortization of goodwill and acquired mortgage servicing rights and, if the acquisitions are financed by additional indebtedness, an increase in interest expense. Accordingly, such acquisitions may result in a short-term decrease in income from operations during the period from acquisition through the period necessary to integrate the acquired companies.

    During 1999 and 1998, the Company analyzed its operations through three business segments: mortgage banking, advisory services and capital markets. The mortgage banking business segment consists of the activities of WMF Washington Mortgage Corp. ("WMF Washington Mortgage") and its subsidiaries: WMF/Huntoon, Paige Associates Limited ("WMF Huntoon Paige"), WMF Proctor, Ltd., and The Robert C. Wilson Company ("WMF Robert C. Wilson"). The mortgage banking segment also includes corporate administrative expenses. Effective December 31, 1999, WMF Proctor, Ltd. was merged into its parent, WMF Washington Mortgage. The advisory services segment consists of the activities of WMF Carbon Mesa Advisors, Inc. ("WMF Carbon Mesa").

    The capital markets segment consists of the activities of WMF Capital Corp. In December 1999, WMF Capital Corp. was renamed WMF CommQuote, Inc. ("WMF CommQuote"). Going forward, WMF CommQuote will manage the Company's Internet originations as well as oversee commercial conduit activity for the all of the Company's subsidiaries. For the purposes of the following discussion, WMF Capital Corp. will be used to refer to the operating unit within the capital markets segment. In 2000, the activities of WMF CommQuote will be included in the mortgage banking business segment.

Results Of Operations—Summary

    The Company's primary business activities are commercial and multifamily loan servicing, loan origination and sales of the loans to investors in the secondary market and management of commercial mortgage investment funds. As stated above, the Company manages its operations through three business segments, mortgage banking, advisory services and capital markets.

    Revenue from mortgage banking activities is earned from the origination of commercial and multifamily real estate mortgage loans and the servicing of such loans. Revenue of the mortgage banking business segment includes loan servicing fees, gains on sale of mortgage loans (including related gains on originated mortgage servicing rights), interest income on loans prior to sale, placement fees (revenue earned relating to utilization of escrow funds), origination fee income and other income. Revenue of the advisory services segment includes management fees, gain on sale of mortgage loans and other income. In the capital markets segment, the principal sources of revenue include gain on the sale of mortgage loans, gains on the sale of servicing and interest income on loans prior to sale or securitization. In 1998, WMF Capital Corp. operated a commercial mortgage conduit. WMF Capital Corp. held and securitized loans in 1998 but did not hold or securitize loans in 1999. During the second quarter of 1999, the operations of WMF Capital Corp. were scaled back to minimal levels.

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

    The following table sets forth the summary segment financial information derived from the Company's consolidated statements of operations and reconciles the summary segment financial information to the consolidated statements of operations for each of the years ended December 31, 1999, 1998 and 1997:

Segment Financial Information
Results of Operations
(Dollars in Thousands)

	1999	1998	1997
Revenue:
Mortgage Banking (1)	$64,435	$67,567	$44,645
Advisory Services	2,486	1,490	—
Capital Markets	935	3,484	—

Total	67,856	72,541	44,645
Expenses:
Mortgage Banking (1)	$56,455	$59,169	$39,116
Advisory Services	2,446	2,114	—
Capital Markets	1,471	60,379	—

Total	60,372	121,662	39,116
Earnings (loss) before non-operating interest expense and taxes:
Mortgage Banking (1)	7,980	8,398	5,529
Advisory Services	40	(624)	—
Capital Markets	(536)	(56,895)	—

Total	7,484	(49,121)	5,529
Non-operating interest expense	2,157	3,267	758

Income (loss) before income taxes	5,327	(52,388)	4,771
Income tax provision (benefit)	4,172	(19,066)	2,329

Net income (loss)	$1,155	$(33,322)	$2,442

Mortgage Banking EBITDA (1)	$16,951	$16,074	$11,439
Advisory Services EBITDA	368	(476)	—
Capital Markets EBITDA	(527)	(56,766)	—

Total EBITDA	$16,792	$(41,168)	$11,439

(1)
The Mortgage Banking segment includes corporate administrative expenses.

    The following table sets forth information derived from the Company's consolidated balance sheet for the date presented:

	1999	1998	1997
Assets:
Mortgage Banking(1)	$97,980	$131,264	$119,331
Advisory Services	6,165	4,705	—
Capital Markets	7,116	8,558	—

Total	$111,261	$144,527	$119,331

(1)
The Mortgage Banking segment includes corporate administrative assets.

Year End December 31, 1999 Compared With The Year Ended December 31, 1998

  Summary

    Net income for the year ended December 31, 1999, was $1.2 million compared with a net loss of $33.3 million for the same period of 1998. The Company's core loan origination and servicing businesses generated increases in revenue in 1999 versus 1998. These increases in revenue were offset, however, by a reduction in interest income related to loans held for sale in 1998 by WMF Capital Corp. Total expenses decreased significantly in 1999 verses 1998. The 1998 results include significant losses on short sales of U.S. Treasury securities. The decrease in expenses was due primarily to no such losses occurring in 1999 and the Company's continued cost reduction program. As part of the reorganization and recapitalization that took place in late 1998 and early 1999, the Company implemented a cost reduction program which positively impacted the 1999 results. For a more detailed explanation of changes in revenues and expenses see the discussion by business segment below.

    The Company's earnings before non-operating interest expense, income taxes, depreciation and amortization (EBITDA) for the year ended December 31, 1999, was $16.8 million, compared with a negative EBITDA of $41.2 million for same period of 1998. The increase in EBITDA in 1999 from 1998, is due primarily to the absence in 1999 of losses on short sales of U.S. Treasury securities as well as the Company's continued cost reduction program.

    EBITDA is widely used in the industry as a measure of a company's operating performance, but should not be considered as an alternative either (i) to income from continuing operations (determined in accordance with generally accepted accounting principals ("GAAP") as a measure of profitability or (ii) to cash flows from operating activities (determined in accordance with GAAP). EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that are available for discretionary uses. Also, EBITDA as measured by the Company may not be comparable to EBITDA as measured by other companies.

Mortgage Banking Segment

  Revenue

    Servicing fees earned by the mortgage banking segment were $16.1 million for the year ended December 31, 1999, compared with $14.7 million for the year ended December 31, 1998, an increase of $1.4 million or 9.5%. Revenue related to mortgage servicing is based upon the unpaid principal balance of loans serviced. The increase in servicing fees for the year ended December 31, 1999 is a result of the average principal balance of the servicing portfolio increasing to $12.6 billion in 1999, from $11.7 billion in 1998, an increase of 7.7%. The mortgage banking segment's servicing portfolio year-end principal balance was $13.4 billion and $12.1 billion for 1999 and 1998, respectively, an increase of 10.7%. The Company earns lower fees on life insurance servicing and master servicing than on primary servicing for Federal

National Mortgage Association ("Fannie Mae") and Federal Housing Administration ("FHA") insured mortgages. Therefore, changes in the mix of the Company's servicing portfolio could impact its servicing fees. The weighted average servicing fee rate was approximately .134% in 1999, an increase .008 percentage points from .126% in 1998.

    The mortgage banking segment's gain on sale of mortgage loans, net, was $30.6 million for year ended December 31, 1999, compared with $31.3 million for the year ended December 31, 1998, a decrease of $0.7 million or 2.2%. For the year ended December 31, 1999, the mortgage banking segment sold $2.2 billion in mortgage loans, compared with $3.3 billion for the year ended December 31, 1998. The decrease in gain on sale of mortgage loans, due to the lower level of production in 1999, was largely offset by increases related to the capitalization of servicing rights on mortgages originated under the Fannie Mae Delegated Underwriting and Servicing ("DUS") Program discussed below. The total gain related to the recognition of originated mortgage servicing rights was $11.1 million and $6.0 million for the years ended December 31, 1999 and 1998, respectively. In addition, 1998 results include a $1.3 million loss related to an interest rate lock agreement, which was terminated in the third quarter.

    The Company capitalizes retained servicing rights after the origination and sale of the related loan by allocating the total cost incurred between the loan and the servicing rights, based on their relative fair value, if it is practicable to determine the mortgage servicing rights' fair value. If it is not practicable to determine the servicing rights' fair value, then no value is allocated to the servicing rights. As a result of the first observed sale of DUS Program servicing rights in the first quarter of 1999, the Company concluded that market condition changes made it practicable to estimate the fair value of DUS Program servicing rights. For the year ended December 31, 1999, the Company recognized gains totaling $6.6 million related to the origination of DUS Program servicing rights. Prior to the first quarter of 1999, the Company did not recognize gains related to the origination of DUS Program servicing.

    Gain on sale of servicing rights was $0.5 million for the year ended December 31, 1999, compared with $2.0 million for the year ended December 31, 1998. The gain on sale of servicing rights in 1998 resulted primarily from the sale of approximately $500 million of servicing rights late in the fourth quarter. No such large sales of servicing rights occurred in 1999.

    Interest income was $5.6 million for the year ended December 31, 1999, compared with $5.9 million for the year ended December 31, 1998, a decrease of $0.3 million or 5.1%. The decrease is due primarily to a lower average balance of loans held until funding during 1999, partially offset by increased interest rates in 1999.

    Placement fee income was $8.0 million for the year ended December 31, 1999, compared with $8.5 million for the year ended December 31, 1998, a decrease of $0.5 million or 5.9%. The decrease was primarily the result of the Company's increased use of investor escrow balances as compensating balances to reduce the interest rate on its debt facilities. The escrow balances are on deposit in restricted escrow bank accounts and are not included in the Company's balance sheet.

    Other income includes prepayment penalties, termination fees, loan management fees, asset management fees, brokerage fees, extension fees and dividend income from the Company's investment in Commercial Mortgage Investment Trust, Inc. ("COMIT"). COMIT is a commercial mortgage real estate investment trust ("REIT") of which the Company owns a non-controlling minority interest (less than 20%). Other income was $3.5 million for the year ended December 31, 1999, compared with $5.2 million for the year ended December 31, 1998, a decrease of $1.7 million or 32.7%. The decrease was the result of decreased prepayment penalties, termination fees, loan management fees, asset management fees, brokerage fees and extension fees, offset partially by $1.0 million of dividend income from COMIT in 1999. The higher termination and prepayment fees in 1998 were associated with the prepayment of loans serviced by the Company. The larger number of prepayments in 1998 was primarily the result of a lower interest rate environment in 1998, which resulted in a higher number of mortgage refinancings.

  Expenses

    The mortgage banking segment's expenses consist of salaries and employee benefits (including commissions), general and administrative expenses, occupancy expense, provision for loan servicing losses, interest expense, amortization of servicing rights, and depreciation and amortization. The mortgage banking segment's expenses include corporate administrative expenses.

    Salaries and benefits expense, the largest category of expenses for the Company, was $28.4 million for the year ended December 31, 1999, compared with $32.3 million for the year ended December 31, 1998, a decrease of $3.9 million or 12.1%. The decrease is due primarily to lower commissions paid due to lower production in 1999 versus 1998. In addition, significant staff reductions were made in 1999 as part of the Company's overall cost reduction program. The savings resulting from the staff reductions were partially offset by severance costs related to terminations and by normal increases in salaries. The number of mortgage banking and corporate administrative employees decreased to 258 at December 31, 1999 from 292 at December 31, 1998.

    General and administrative expenses consist of professional fees, travel, management information, telephone and equipment rental, and other expenses. General and administrative expenses were $11.7 million for the year ended December 31, 1999, compared with $12.0 million for the year ended December 31, 1998, a decrease of $0.3 million or 2.5%. The 1999 general and administrative expenses include approximately $2.2 million of non-recurring charges related to lease terminations and legal settlements. General and administrative expenses in 1999 include approximately $1.2 million of non-recurring charges related to the 1998 recapitalization and reorganization. Excluding the non-recurring items in both periods, general and administrative expenses for 1999 were $9.5 million compared with $10.8 million in 1998, a decrease of $1.3 million or 12.0%. This decrease is due primarily to lower professional fees, as well as lower travel and other expenses resulting from the Company's cost reduction program.

    Occupancy expense was $5.2 million for the year ended December 31, 1999, compared with $3.8 million for the year ended December 31, 1998, an increase of $1.4 million or 36.8%. The increase is due primarily to the full year impact of entering new leases for additional offices in the second half of 1998.

    The provision for loan servicing losses was $0.8 million for the year ended December 31, 1999, compared with $1.1 million for the year ended December 31, 1998, a decrease of $0.3 million or 27.3%. The Company bears a portion of the credit loss risk associated with the loans it services as a result of its participation in the Fannie Mae DUS multifamily loan program. The accrual for loan servicing losses represents management's estimate of the losses inherent in the recourse loans underwritten to date. Management believes the current accrual for loan servicing losses is adequate to provide for such probable losses. The principal balance of Fannie Mae DUS Program loans in the Company's servicing portfolio was $2.0 billion and $1.5 billion as of December 31, 1999 and 1998, respectively. Management regularly reviews the adequacy of this accrual, considering such items as: changes in the composition of the DUS portfolio, loan-to-value and debt service coverage ratios of the underlying properties, the condition of the multifamily real estate market (by region, where applicable), the current interest rate environment, and general economic conditions. Based on this assessment, the accrual is adjusted through the provision for loan servicing losses as considered necessary. Although management considers the accrual adequate to cover inherent loan servicing losses, management's judgment is based on a number of assumptions about future events which are believed to be reasonable but which may or may not prove valid. There can be no assurance that losses will not exceed the accrual, and future increases may be required.

    Operating interest expense includes interest on the Company's warehouse lines of credit as well as the related commitment fees. Operating interest expense was $1.3 million for the year ended December 31, 1999, compared with $2.3 million for the year ended December 31, 1998, a decrease of $1.0 million or 43.5%. The decrease is due primarily to the absence in 1999 of additional commitment fees that were paid to the warehouse lender during the fourth quarter of 1998 to temporarily increase the warehouse line. Interest expense also decreased due to a lower average balance outstanding on the warehouse line of credit, which resulted from lower levels of loan originations in 1999. An increase in 1999 in investor escrow balances used by the Company as compensating balances to reduce the interest rate on its debt facilities also contributed to the decrease.

    Amortization of servicing rights was $6.0 million for the year ended December 31, 1999, compared with $5.2 million for the year ended December 31, 1998, an increase of $0.8 million or 15.4%. The increase was due primarily to the Company beginning to capitalize servicing rights on DUS Program loan originations in 1999.

    Depreciation and amortization was $2.9 million for the year ended December 31, 1999, compared with $2.5 million for the year ended December 31, 1998, an increase of $0.4 million or 16.0%. The increase was due primarily to depreciation on acquisitions of furniture and computer equipment in the last half on 1998 and first half of 1999. In addition, amortization of goodwill increased in 1999 as a result of goodwill recorded in late 1998 and during 1999 related to earnouts on prior acquisitions.

Advisory Services Segment

  Revenue

    The advisory services segment of the Company, WMF Carbon Mesa, began operations during the second quarter of 1998. WMF Carbon Mesa originates loans for and manages three commercial mortgage funds. One of the funds is COMIT. As previously stated, COMIT is a commercial mortgage REIT of which the Company owns a non-controlling minority interest (less than 20 percent). Revenue of the advisory services segment consists of gain on sale of mortgage loans (including processing fees), management fees (including incentive management fees) and other income. Loan processing fees are paid to WMF Carbon Mesa for processing mortgage loan applications. Other income includes structuring fees which are paid to WMF Carbon Mesa for structuring, consulting, underwriting, or otherwise helping a potential borrower on a financing commitment.

    The advisory services segment earned revenue of $2.5 million for the year ended December 31, 1999, compared with $1.5 million for the year ended December 31, 1998, an increase of $1.0 million or 66.7%. The increase in 1999 is due primarily to an increase in management fee revenue, offset somewhat by a decrease in the amount of structuring fees recognized. Structuring fees of $0.1 million were recognized in 1999 compared with $1.0 million in 1998. WMF Carbon Mesa earned $2.3 in management fees in 1999, including $0.6 million in incentive management fees, compared with $0.3 million of management fees in 1998. Incentive management fees are earned when returns to investors in the funds managed by WMF Carbon Mesa exceed predetermined levels. The increase in management fees is due to the increase in assets under management and due to managing the portfolios for a full year in 1999. Total assets under management by WMF Carbon Mesa as of December 31, 1999, were $259 million compared with $139 million as of December 31, 1998, an increase of $120 million or 86.3%.

  Expenses

    The advisory services segment expenses consist primarily of salaries and benefits, occupancy and depreciation and amortization. Total expenses for the year ended December 31, 1999, were $2.4 million compared with $2.1 million for the year ended December 31, 1998, an increase of $0.3 million or 14.3%. The increase is due to the fact that WMF Carbon Mesa had a full year of operations in 1999 versus only about 9 months in 1998.

Capital Markets Segment

  Revenue

    The capital markets segment of the Company, WMF Capital Corp., was formed in February of 1998 to conduct the securitization conduit activities of the Company. For the year ended December 31, 1999, the capital markets segment had a loss (before taxes and non-operating interest) of $0.5 million compared with a loss of $56.9 million for the year ended December 31, 1998. The loss in 1999 relates to the cost of maintaining a small loan processing unit and a loan origination office, and certain administrative costs incurred to curtail conduit operations, largely offset by income recognized on the settlement of WMF Capital Corp. payables for amounts less than were previously recorded. During the second quarter of 1999, the operations of WMF Capital Corp. were scaled back to minimal levels. The 1998 losses related primarily to realized losses on short sales of U.S. Treasury securities. In 1998, WMF Capital Corp. also experienced a loss of $10.5 million on the sale of loans with a principal balance approximately $971 million. The 1998 loss on sale of loans is net of gains from the sales of the related servicing rights of $5.5 million.

    Interest income earned on commercial mortgage loans held for sale was negligible for the year ended December 31, 1999, compared with $14.9 million for the year ended December 31, 1998. The decrease resulted from the significant decrease in the loan origination activity at WMF Capital Corp.

  Expenses

    Salaries and benefits expense was $0.8 million for the year ended December 31, 1999, compared with $5.1 million for the year ended December 31, 1998. The decrease was due primarily to staff reductions resulting from the curtailment of conduit operations and the Company's continued cost reduction program.

    Occupancy expense was $0.4 million for the year ended December 31, 1999, compared with $0.8 million for the year ended December 31, 1998. The decrease was due primarily to the Company closing or subleasing several of WMF Capital Corp.'s locations in the second quarter of 1999. The savings resulting from the closings and subleases were partially offset by one-time costs related to the office closings.

    The capital markets segment incurred negligible interest expense for the year ended December 31, 1999, because it held no loans for securitization during the period. Interest expense was $12.2 million for the year ended December 31, 1998. WMF Capital Corp. sold its remaining loan portfolio and closed out the related warehouse balances during the fourth quarter of 1998.

    Realized losses on short sales of U.S. Treasury securities for the year ended December 31, 1998 were $36.7 million. The losses resulted from volatility in commercial mortgage-backed securities and interest rates on U.S. Treasury securities. No such losses were incurred in 1999.

    Other general and administrative expenses were $0.3 million for the year ended December 31, 1999, compared with $5.5 million for the year ended December 31, 1998. The decrease is due to the substantial reduction in activity at WMF Capital Corp. In addition, WMF Capital Corp. recognized $1.5 million in legal settlement expenses incurred in connection with the curtailment of conduit operations during the fourth quarter of 1998.

Non-operating Interest Expense

    Non-operating interest expense reflects interest expense on the Company's term loan, revolving credit facility and the subordinated note held by COMIT. Non-operating interest expense was $2.2 million for the year ended December 31, 1999, compared with $3.3 million for the year ended December 31, 1998, a decrease of $1.1 million or 33.3%. The decrease was due primarily to repayment of the subordinated note, as well as the increase in investor escrow balances used by the Company as compensating balances to reduce the interest rate on its debt facilities. On September 4, 1998, the Company issued $20 million of subordinated debt to COMIT. The Company repaid $16.1 million of the subordinated note on December 31, 1998, and repaid the remaining $3.9 million in March 1999.

Year End December 31, 1998 Compared With The Year Ended December 31, 1997

  Summary

    The Company reported a net loss for the year ended December 31, 1998 of $33.3 million compared with net income of $2.4 million for the year ended December 31, 1997, a decrease of $35.7 million. The decline in net income was due primarily to U.S. Treasury short sale transaction losses of $36.7 million and losses of $10.5 million on certain loan sales at WMF Capital Corp. The losses were partially offset by higher gains on other loan sales, servicing revenue and placement fee income in the mortgage banking segment and structuring fee income in the advisory services segment. The net loss for the year ended December 31, 1998, includes a tax benefit of $19.1 million.

    The Company's EBITDA for the year ended December 31, 1998, was negative $41.2 million compared with $11.4 million for the year ended December 31, 1997, a decrease of $52.6 million. The decrease in EBITDA for the year ended December 31, 1998 as compared to 1997 is due primarily to U.S. Treasury short sale transaction losses and losses on loans sales at WMF Capital Corp., as discussed above. Higher servicing fee and placement fee income in the mortgage banking segment helped to offset the loss in EBITDA, as the Company's servicing portfolio balance at December 31, 1998 was $12.1 billion, up from $10.9 billion as of December 31, 1997.

Mortgage Banking Segment

  Revenue

    Servicing fees earned by the mortgage banking segment were $14.7 million for the year ended December 31, 1998, compared with $11.9 million for the year ended December 31, 1997, an increase of $2.8 million or 23.5%. The increase in servicing fees for the year ended December 31, 1998, is a result of the average principal balance of the Company's servicing portfolio increasing to $11.7 billion in 1998, from $7.8 billion in 1997, an increase of 49%. The Company's servicing portfolio principal balance was $12.1 billion and $10.9 billion as of December 31, 1998 and 1997, respectively, an increase of 11%. The average service fee rate in 1998 was slightly lower due to an increase in servicing fees from insurance companies and conduits which are lower than the Company's historical average servicing rate. The average servicing fee rate was .126% in 1998, a decrease of .026 percentage points from .152% in 1997.

    Gain on sale of mortgage loans was $31.3 million for year ended December 31, 1998, compared with $19.7 for the year ended December 31, 1997, an increase of $11.6 million or 58.9%. For the year ended December 31, 1998, the mortgage banking segment sold $3.3 billion in mortgage loans, as compared to $2.3 billion for the year ended December 31, 1997. Gain on sale of mortgage loans includes the gain recognized on originated mortgage servicing rights in the amount of $6.0 million and $2.1 million for the years ended December 31, 1998 and 1997, respectively. In addition, 1998 results include a $1.3 million loss related to an interest rate lock agreement, which was terminated in the third quarter.

    Gain on sale of servicing rights was $2.0 million for the year ended December 31, 1998, compared with $0.3 million for the year ended December 31, 1997, an increase of $1.7 million. The increase in income is attributed to the sale of approximately $500 million of servicing rights near the end of 1998.

    Interest income was $5.9 million for the year ended December 31, 1998, compared with $5.8 million for the year ended December 31, 1997, an increase of $0.1 million or 1.7%. The increase in interest income is attributed to the higher average balance of loans held until funding during the fourth quarter of 1998.

    Placement fee income was $8.5 million for the year ended December 31, 1998, compared with $5.3 million for the year ended December 31, 1997, an increase of $3.2 million or 60.4%. The increase was the result of an increase in the average investor escrow balances held by the Company to $340 million in 1998 from $277 million in 1997. The escrow balances are on deposit in restricted escrow bank accounts and are not included in the Company's balance sheet.

    Other income, which includes prepayment penalties, termination fees and loan management fees, was $5.2 million for the year ended December 31, 1998, compared with $1.7 million for the year ended December 31, 1997, an increase of $3.5 million or 205.9%. The increase in other income is attributed primarily to higher termination and prepayment fees associated with the prepayment of loans serviced by the Company. This increase in prepayments is mainly the result of a lower interest rate environment in 1998, which resulted in higher mortgage refinancing.

  Expenses

    Salaries and employee benefits increased with loan production due to the payment of commissions on loan originations. Salaries and benefits expense was $32.3 million for the year ended December 31, 1998, compared with $21.2 million for the year ended December 31, 1997, an increase of $11.1 million or 52.4%. The increase is due primarily to increased originations and increased personnel resulting from acquisitions of businesses. Salaries and benefits related to corporate administrative costs also increased due to the formation of WMF Carbon Mesa and WMF Capital Corp. These factors, combined with the mortgage banking segment's expansion into non-multifamily commercial lending, contributed to the increase in the number of mortgage banking and corporate administrative employees to 292 as of December 31, 1998, from 272 as of December 31, 1997. Additionally, salaries and benefits in the fourth quarter of 1998 include approximately $0.4 million related to severance payments as a result of the Company's cost-savings measures.

    General and administrative expenses were $12.3 million for the year ended December 31, 1998, compared with $7.6 million for the year ended December 31, 1997, an increase of $4.7 million or 61.8%. The increase is a result of integration and start-up costs associated with the acquisitions of new businesses and formation of WMF Capital Corp., as well as recapitalization and reorganization costs incurred during the fourth quarter of 1998. Recapitalization and reorganization costs reported in general and administrative expenses in 1998 totaled $1.2 million.

    Occupancy expense was $3.8 million for the year ended December 31, 1998, compared with $2.1 million for the year ended December 31, 1997, an increase of $1.7 million or 81.0%. This increase was due to an increased number of offices in 1998.

    The provision for loan servicing losses was $1.1 million for the year ended December 31, 1998, compared with $0.7 million for the year ended December 31, 1997, an increase of $0.4 million or 57.1%. The provision for loan servicing losses is the result of management's ongoing assessment of the Company's exposure related to its Fannie Mae DUS portfolio. The Company's principal balance of Fannie Mae DUS Program loans in the servicing portfolio was $1.5 billion and $944 million as of December 31, 1998 and 1997, respectively.

    Operating interest expense was $2.3 million for the year ended December 31, 1998, compared with $1.5 million for the year ended December 31, 1997, an increase of $0.8 million or 53.3%. The increase is due to commitment fees paid to the warehouse lender during the fourth quarter of 1998 to temporarily increase the warehouse line.

    Depreciation and amortization was $7.7 million for the year ended December 31, 1998, compared with $5.9 million for the year ended December 31, 1997, an increase of $1.8 million or 30.5%. The increase was due primarily to the amortization related to the originated mortgage servicing rights recognized during 1998 and the full year effect of amortization of goodwill related to acquisitions of businesses in 1997.

Advisory Services Segment

    The advisory services segment of the Company, WMF Carbon Mesa, began operations during the second quarter of 1998. Significant revenue and expense items for 1998 are included in the above discussion of 1999 results of operations compared with 1998.

Capital Markets Segment

    WMF Capital Corp., the capital markets segment of the Company, was formed in February of 1998 to conduct the securitization conduit activities of the Company. Significant revenue and expense items for 1998 are included in the above discussion of 1999 results of operations compared with 1998.

Non-operating Interest Expense

    Non-operating interest expense was $3.3 million for the year ended December 31, 1998, compared with $0.8 million for the year ended December 31, 1997, an increase of $2.5 million or 313%. The interest expense on the $20 million of subordinated debt issued to COMIT, combined with increased borrowings under bank debt facilities, contributed to the increase in expense.

Liquidity and Capital Resources

Debt Facilities

    The Company's principal financing needs are the funding of loan originations, the pursuit of new company acquisitions and the purchase of servicing rights. To meet these needs, the Company currently utilizes warehouse lines of credit, a revolving line of credit and a term loan.

    The Company incurred substantial operating losses during the second and third quarters of 1998. In response to the losses, the Company curtailed its operations at WMF Capital Corp. WMF Capital Corp. also terminated its $50 million credit facility with Merrill Lynch Capital Markets, sold all remaining commercial mortgage loans and terminated the related U.S. Treasury short sale transactions, which were financed by the facility. As part of its overall recapitalization, the Company also refinanced its prior debt facilities in February 1999. The old facilities were replaced with the warehouse lines of credit, revolving credit facility and term loan described below. The Company's servicing rights collateralize these facilities. In addition, the warehouse lines of credit are secured by the mortgage loans held for sale.

  Warehouse Lines of Credit

    In February 1999, the Company replaced its two warehouse lines of credit with a $150 million warehouse line of credit (the "New Warehouse Line"). The New Warehouse Line can be drawn upon for purposes of originating loans. The New Warehouse Line is required to be repaid with interest upon sale of the mortgage loans and matures in July of 2000. The interest rate on the New Warehouse Line is one percent, to the extent borrowings are equal to or less than compensating balances maintained, and is equal to the one-month London InterBank Offered Rate ("LIBOR") plus one percent on amounts borrowed in excess of compensating balances. The outstanding balance of the New Warehouse Line at December 31, 1999 was $15.4 million. Historically, the Company has temporarily increased this line of credit at times to allow borrowings beyond the credit limit.

    In February 1999, the Company obtained two additional warehouse lines to be used only for servicing advances. The credit limit on these warehouse lines is $5.0 million each. These warehouse lines replaced the $4.0 and $5.0 million advance portions of the $35 million warehouse line that expired in early 1999. The interest rate on the servicing advances is 1.5 percent and 2.0 percent, respectively, to the extent borrowings are equal to or less than compensating balances maintained, and is equal to one-month LIBOR plus 1.5 percent or 2.0 percent, respectively, on amounts borrowed in excess of the compensating balances. Interest and principal is repayable monthly and the balances of these advance lines are required to be zero for at least seven consecutive days during each month of the year. There was no outstanding balance on either of the servicing advance warehouse lines as of December 31, 1999.

    The Company's warehouse lines are renewable annually. The next renewal date is in July 2000. The Company believes that it will be able to renew its warehouse facilities at the renewal date with substantially the same terms.

  Revolving Credit Facility

    In February 1999, the Company obtained a $25.0 million revolving credit agreement to be used for servicing acquisitions or working capital purposes. This facility replaced the Company's prior $10.0 million secured revolving credit agreement and the $35.0 million secured credit line. The facility matures in February 2002. The interest rate on the revolving credit facility is 2.5 percent to the extent borrowings are equal to or less than compensating balances maintained and is equal to one-month LIBOR plus 2.5 percent on borrowings in excess of compensating balances. Interest is payable monthly. At closing, the Company borrowed $10.7 million under this line to repay a portion of its previous credit facilities. The outstanding balance on this revolving credit agreement was $14.3 million as of December 31, 1999.

  Term Loan and Subordinated Note

    In February 1999, the Company obtained a $25.0 million term loan to be repaid in twenty quarterly installments based on a 10-year amortization schedule beginning on March 31, 1999. The interest rate on the term loan is 3.0 percent to the extent borrowings are equal to or less than compensating balances maintained and is equal to one-month LIBOR plus 3.0 percent on borrowings in excess of compensating balances. Interest is payable monthly. The Company cannot borrow any additional amounts under this line. The outstanding balance on the $25.0 million term loan was $22.5 million as of December 31, 1999. The remaining principal balance due on this loan will mature as follows: $1.9 million in 2000, $2.5 million in each year from 2001 to 2003 and $13.1 million in February 2004.

    On September 4, 1998, the Company issued $20.0 million of subordinated debt to COMIT. From this borrowing, the Company used $10.0 million to repay a portion of a credit line with another lender. The balance of $10.0 million was used for working capital purposes. The subordinated debt was subordinate in right of payment to certain of the Company's senior indebtedness, was unsecured and bore interest at a rate of 11 percent through January 31, 1999, and 15 percent from February 1, 1999, through the maturity date of May 31, 1999. Interest was payable on January 29, 1999, at maturity and upon repayment of principal. In connection with the COMIT subordinated debt agreement, the Company also issued COMIT warrants to purchase 1.2 million shares of the Company's common stock at an exercise price of $11.25 per share. The Company repaid $16.1 million of the subordinated note on December 31, 1998, and as part of the sale of approximately $16.6 million of Class A Preferred Stock discussed below, the warrants were surrendered. The Company repaid the remainder of the subordinated note in March 1999.

Recapitalization

  Sale of Preferred Stock

    On December 31, 1998, the Company's three largest stockholders purchased a total of 3,635,972 shares of a new class of capital stock called Class A Non-Voting Convertible Preferred Stock ("Preferred Stock") for an aggregate purchase price of approximately $16.6 million. Proceeds from the sale of the Preferred Stock were used to partially repay the subordinated note due to COMIT.

    On January 14, 1999, each outstanding share of Preferred Stock was converted into one share of the Company's common stock, after the Federal Trade Commission informed the Company that it would not object to the conversion. As a result of the conversion, the Company's three largest stockholders received a total of 3,635,972 shares of common stock.

    Also as part of the transaction, the warrants to purchase 1,200,000 shares of common stock at a price of $11.25 per share, which were issued in connection with the purchase of a $20.0 million subordinated note by COMIT, were surrendered. In addition, the Company's three largest stockholders further agreed to a stand-by purchase commitment to purchase up to 664,028 shares of the Company's common stock for up to $3.3 million following the rights offering, as described below.

    Because of their participation in this transaction, the Company's three largest stockholders agreed not to exercise, transfer or acquire any rights during the rights offering.

  Public Rights Offering

    The Company issued to each of its stockholders of record as of February 1, 1999, 1.072 transferable rights for each share of common stock held by them on that date. Each right entitled its holder to purchase one share of common stock for $5.00. The rights expired on March 8, 1999.

    Through the rights offering the Company sold a total of 1,482,271 shares of common stock for proceeds of approximately $7.4 million. On March 19, 1999, the Company's three largest stockholders completed the purchase of a total of 664,028 shares of the Company's common stock, pursuant to the standby commitment, for proceeds to the Company of approximately $3.3 million. The Company used the proceeds from the rights offering to repay the remaining subordinated note held by COMIT and for other operating purposes.

    On March 31, 1999, one of the Company's three largest stockholders purchased 34,520 additional shares of common stock for proceeds to the Company of $0.2 million.

Cash Flows

    Operating Activities—Net cash provided by operations was $25.0 million for the year ended December 31, 1999, compared with $15.6 million for the for the year ended December 31, 1998. Cash from operating activities is driven largely by the timing of the origination and sales of mortgage loans. Mortgage loans held for sale are viewed as short-term assets and are generally financed with short-term borrowings (the warehouse line of credit) as discussed under "Financing Activities" below.

    Investing Activities—Net cash used in investing activities was $12.8 million for the year ended December 31, 1999, compared with $52.7 million for the year ended December 31, 1998. The primary investing activities for which cash was used during 1999 were the origination of mortgage servicing rights, additional investments in COMIT, payments made related to earnouts and the exercise of the option to purchase certain assets related to WMF Carbon Mesa, and the purchase of mortgage servicing rights. These uses of cash were offset partially by the proceeds from the sale of a portion of the Company's investment in COMIT and the proceeds from the sale of mortgage servicing rights. In 1998, the primary use of cash for investing activities related to the net loss on securities sold and purchased to settle the short sales of U.S. Treasury securities. Other uses of cash for investing activities in 1998 were similar to those in 1999. The 1998 uses of cash for investing activities was partially offset by the proceeds from the sale of servicing in late 1998.

    Financing Activities—Net cash used in financing activities was $19.1 million for the year ended December 31, 1999, compared with net cash provided by financing activities of $37.6 million for the year ended December 31, 1998. Principal financing activities for 1999 and 1998 included a net decrease in the warehouse line of credit due to decreases in mortgage loans held for sale, and the debt refinancing and equity transactions described above as part of the Company's recapitalization plan.

Net Operating Loss Carryforwards

    At December 31, 1999, the Company had a $20.0 million deferred tax asset recorded related to Federal and state net operating loss carryforwards ("NOLs"). These NOLs relate to the Company's losses during 1998. Substantially all of the state portion of the NOLs, which total $2.6 million, expire, if unused, in 2003. The remaining Federal NOLs expire in 2018. The Company will have to generate sufficient taxable income, within the carryforward periods and in the appropriate tax jurisdiction, in order to realize the net deferred tax asset recorded related to the net operating loss carryforwards. The Company believes its future levels of pretax earnings for financial reporting purposes will be sufficient to generate the minimum amount of future taxable income needed to realize the net deferred tax asset. The Company has also identified the possible disposition of assets as a means of generating future taxable income if enough taxable income is not derived from recurring operations in order to realize the deferred tax asset during the carryforward periods. Management believes that it is more likely than not the Company will realize the benefits of these assets, net of the existing valuation allowance for state deferred taxes at December 31, 1999. However, in the event of a change of control of the Company, or certain other material changes in the Company's business, the Company would have to establish additional valuation allowances against the deferred tax asset.

    In the fourth quarter of 1999, the Company recorded an increase to its tax provision of $1.6 million, net of the change in valuation allowance. This adjustment represents primarily an adjustment of the Company's NOLs from the estimates recorded in 1998 to actual amounts as calculated on the 1998 tax returns filed in late 1999. Most of the increase in the tax provision related to adjustments of state NOLs. The Company does business in many state tax jurisdictions, each of which has varying tax rates and varying calculations of taxable income. The amount of business that the Company does in the various jurisdictions can change from period to period. Shifting of taxable income between state jurisdictions as a result of normal changes in business activity can have a significant impact on the overall taxes paid by the Company.

Other

    In May 1999, the Company established a stock repurchase program. The Company's Board of Directors has authorized the acquisition of up to $3 million of the Company's common stock. Through December 31, 1999, 424,800 shares had been repurchased at an aggregate cost of $2.3 million, or an average cost of $5.46 per share. Through February 29, 2000, 70,500 additional shares have been repurchased at a cost of $0.4 million.

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

    The Company enters into commitments to extend credit to borrowers in the normal course of business. Normally, the Company simultaneously commits to sell the loan to an appropriate investor. Because the commitment for the loan normally occurs simultaneously with the investor commitment, the Company limits its exposure to interest rate changes for these transactions. As of December 31, 1999, the Company had floating rate and fixed rate commitments outstanding to originate multifamily and commercial mortgage loans in the approximate amounts of $91 million and $108 million, respectively, with pre-existing investor sales commitments. In addition at December 31, 1999, WMF Carbon Mesa had a floating rate forward commitment to a borrower in the amount of $58 million, without a pre-existing investor sale commitment. This commitment expires July 31, 2001. In the event there are significant fluctuations in interest rates and spreads, the value of the commitment for which the Company does not have a pre-existing investor sale commitment could have a material adverse effect on the Company's future operating results and consequently the Company's ability to honor the commitment.

    As of December 31, 1999, the Company had invested $1.6 million in COMIT and had a commitment to invest up to an additional $5.7 million. This commitment expires June 12, 2000.

    The Company has established a letter of credit of $7.8 million, as of December 31, 1999, on behalf of Fannie Mae to meet the requirements of the DUS Program. The Fannie Mae letter of credit is secured by cash equivalents and mortgage-backed securities with a market value of $8.4 million as of December 31, 1999. The Company also has outstanding an $0.8 million letter of credit related to the lease of certain office space. This letter of credit is secured by cash on deposit with a bank of $0.8 million.

    The Company's credit agreement, as amended, requires the maintenance of certain financial ratios relating to liquidity, leverage, working capital, and net worth among other restrictions, all of which were met at December 31, 1999 and 1998. During the third quarter of 1999, the Company's debt agreement was amended. Among other things, the amendment allowed the Company to invest additional funds, up to a pre-approved limit, in WMF Capital Corp. and changed certain financial debt covenant requirements. As of December 31, 1999, the Company was in compliance with all financial ratio requirements.

    The Company has subleased or otherwise mitigated its long-term costs on certain leased office space that is no longer utilized by the Company. The Company is currently evaluating each of its remaining leased offices to determine if there is a potential for long-term cost savings by relocating its operations to less costly space in the same general area. When offices are relocated, the Company may incur additional one-time costs associated with subleasing or otherwise disposing of leased space that the Company is leaving. These costs could include, but are not limited to, brokerage fees, moving costs, subtenant concessions and/or the cost of buying out a lease. Therefore, the Company may have increased costs associated with its leased space in the year 2000, with the goal of significantly reducing its long-term occupancy costs.

    The Company believes its funds on hand at December 31, 1999, its current cash flow from operations and its unused borrowing capacity under its debt facilities will be sufficient to meet its anticipated operating needs as well as planned investments for at least the next twelve months. In addition, in the event additional capital resources are required, the Company believes it will have access to capital through other sources.

New Accounting Standard

    In June 1999, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB No 133, An Amendment of FASB Statement No. 133, was issued. SFAS No. 137 delayed the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, is now effective for the Company beginning January 1, 2001. Based on the Company's current operations, SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations but the Company will reassess its impact as the implementation date draws nearer.

Subsequent Event

    In March of 2000, the Company entered into an agreement whereby the Company invested approximately $2.0 million to acquire a 10% interest in a newly formed entity. The only assets of this newly formed entity are performing variable rate multifamily and commercial loans totaling approximately $130 million. WMF Carbon Mesa will be the manager of the newly formed entity's portfolio and WMF Huntoon Paige is expected to become the servicer on the loans.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

    Interest rate risk is the most significant market risk affecting the Company. Interest rate risk is the possibility that changes in interest rates will cause unfavorable changes in net income or in the value of interest rate-sensitive assets, liabilities and commitments. In particular, changes in interest rates affect the volume of mortgage loan originations, the interest rate spread on the Company's mortgage loans held for sale, the amount of gain on the sale of loans, the amount of placement fee income earned on invested escrow balances and the value of the Company's loan servicing portfolio. The Company has been managing this risk by striving to balance its revenue from loan origination and loan servicing segments, which generally are counter-cyclical in nature. The Company does not maintain a trading portfolio. As a result, the Company is not exposed to market risk as it relates to trading activities.

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

    Although loans within the servicing portfolio may have prepayment restrictions and yield maintenance provisions, declines in interest rates can adversely affect the Company's revenues by increasing the level of loan prepayments. To the extent that future mortgage servicing rights have been capitalized by the Company, higher than anticipated rates of loan prepayments or losses could cause an increase of the amortization of these servicing assets or require the Company to write down the value of these assets, adversely affecting earnings. In addition, increased prepayment rates can reduce the Company's servicing income by decreasing the size of the Company's servicing portfolio. Declines in interest rates could also have an adverse effect on the placement fee income earned on invested escrow balances. At the same time, interest rate declines should generally have a correspondingly favorable impact on Company earnings from originating, loan sales and financing activities.

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

    Based on the information available and the interest environment as of December 31, 1999, the Company believes that an instantaneous 100 basis point increase, all else being constant, would result in an increase in the Company's net income of $1.3 million over a twelve-month period. An instantaneous 100 basis point decrease in rates, all else being constant, would result in a decrease in the Company's net income of $1.1 million over a twelve-month period. The Company believes that larger or smaller interest rate changes would result in proportionately larger or smaller gains and losses. The change in net income principally reflects the impact of interest expense on variable rate debt, offset by changes in placement fee income. The sensitivity analyses relate solely to the Company's rate-sensitive assets, liabilities and commitments at December 31, 1999 and do not capture changes in cash flows and earnings related to certain production and servicing activities that would be expected to affect financial performance in the simulated rate environments. These estimates are limited by the fact that they are performed at a particular point in time and do not incorporate other factors that would impact the Company's financial performance in such a scenario. Consequently, the preceding estimates should not be viewed as a forecast.

Item 8. Financial Statements and Supplementary Data

    The Consolidated Financial Statements and Supplementary Data of the Company are listed and included under Item 14 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant

    Information concerning the directors and executive officers of the Company is incorporated by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement") under the caption "Election of Directors."

Item 11. Executive Compensation

    Information regarding executive compensation is incorporated by reference from the 2000 Proxy Statement under the caption "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

    Information regarding the stock ownership of each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, of each director and executive officer of The WMF Group, Ltd., and all directors and executive officers as a group, is incorporated by reference from the 2000 Proxy Statement under the caption "Beneficial Ownership of Common Stock."

Item 13. Certain Relationships and Related Transactions

    Information regarding certain relationships and related transactions is incorporated by reference from the 2000 Proxy Statement under the caption "Certain Relationships and Related Transactions."

PART IV

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

    A. The following documents are filed as part of this report.

    1.
    The Consolidated Financial Statements of The WMF Group, Ltd.

      See Index to Financial Statements on Page F-1 included herein

    B. No current reports on Form 8-K were filed by the Company during the last quarter of 1999.

    C. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of The WMF Group, Ltd. (the "Company").(2)
3.2	Amendment to the Company's Restated Certificate of Incorporation.(3)
3.3	Certificate of Designations, Preferences and Rights of Class A Non-Voting Convertible Preferred Stock.(1)
3.4	Amended and Restated Bylaws of The WMF Group, Ltd.(4)
4.1	Form of certificate representing shares of Common Stock of The WMF Group, Ltd.(3)
10.1	Mortgage Selling and Servicing Contract between Fannie Mae and the Company, dated December 21, 1990.(2)
10.2	Delegated Underwriting and Servicing Addendum to Mortgage Selling and Servicing Contract between Fannie Mae and the Company, dated as of March 1, 1994.(2)
10.3	Delegated Underwriting and Servicing Master Loss Sharing Agreement between Fannie Mae and the Company, dated as of March 1, 1994.(2)
10.4	Delegated Underwriting and Servicing Reserve Agreement among Fannie Mae, State Street Bank and Trust Company and the Company, dated as of June 4, 1996.(2)
10.5	Credit and Security Agreement (Syndicate Agreement) dated as of February 10, 1999, between the Company, WMF Washington Mortgage Corp., WMF/Huntoon, Paige Associates Limited, WMF Proctor, Ltd., The Robert C. Wilson Company, The Robert C. Wilson Company—Arizona, WMF Carbon Mesa Advisors, Inc. and Residential Funding Corporation and certain other lenders party thereto.(7)
10.6	Warehousing Promissory Note between The WMF Group, Ltd., WMF Washington Mortgage Corp., WMF/Huntoon, Paige Associates Limited, WMF Proctor, Ltd., The Robert C. Wilson Company, The Robert C. Wilson Company—Arizona, WMF Carbon Mesa Advisors, Inc., and , dated as of February 10, 1999.(7)
10.7	Term Loan Facility Promissory Note between The WMF Group, Ltd., WMF Washington Mortgage Corp., WMF/Huntoon, Paige Associates Limited, WMF Proctor, Ltd., The Robert C. Wilson Company, The Robert C. Wilson Company —Arizona, WMF Carbon Mesa Advisors, Inc., and , dated as of February 10, 1999.(7)
10.8	Servicing Promissory Note between The WMF Group, Ltd., WMF Washington Mortgage Corp., WMF/Huntoon, Paige Associates Limited, WMF Proctor, Ltd., The Robert C. Wilson Company, The Robert C. Wilson Company—Arizona, WMF Carbon Mesa Advisors, Inc., and , dated as of February 10, 1999.(7)

10.9	Swingline Promissory Note between The WMF Group, Ltd., WMF Washington Mortgage Corp., WMF/Huntoon, Paige Associates Limited, WMF Proctor, Ltd., The Robert C. Wilson Company, The Robert C. Wilson Company—Arizona, WMF Carbon Mesa Advisors, Inc., and Residential Funding Corporation, dated as of February 10, 1999.(7)
10.10	Sublimit Promissory Note between The WMF Group, Ltd., WMF Washington Mortgage Corp., WMF/Huntoon, Paige Associates Limited, WMF Proctor, Ltd., The Robert C. Wilson Company, The Robert C. Wilson Company—Arizona, WMF Carbon Mesa Advisors, Inc., and , dated as of February 10, 1999.(7)
10.11	Key Employee Incentive Plan of The WMF Group, Ltd., as amended and restated.(10)
10.12	Key Employee Incentive Award Agreement.(3)
10.13	Key Employee Deferred Compensation Plan.(3)
10.14	Employee Stock Purchase Plan.(3)
10.15	Stock Purchase Agreement dated as of October 31, 1997, between Washington Mortgage Financial Group, Ltd. and The Robert C. Wilson Company.(5)
10.16	Asset Purchase Agreement dated as of December 16, 1997, between Washington Mortgage Financial Group, Ltd. and NY Urban West, Inc.(6)
10.17	Registration Rights Agreement dated December 7, 1997, between the Company and Capricorn Investors II, L.P.(7)
10.18	Registration Rights Agreement dated June 12, 1998, between the Company, Harvard Private Capital Holdings, Inc. and Capricorn Investors II, L.P., as amended by the First Amendment to the Registration Rights Agreement, dated as of October 16, 1998, among the Company, Harvard Private Capital Holdings, Inc., Capricorn Investors II, L.P., Demeter Holdings Corporation and Phemus Corporation.(1)
10.19	Series 2 Warrant Agreement, dated December 31, 1998, between the Company and HN Acquisitions, Inc.
10.20	Series 3 Warrant Agreement, dated December 31, 1998, between the Company and HN Acquisitions, Inc.
10.21	Registration Rights Agreement, dated December 30, 1998, between the Company and HN Acquisitions, Inc.
10.22	Employment Agreement, dated Apri11, 1998, between the Company and Mitchell E. Clarfield.(8)
10.23	Employment Agreement, dated Apri11, 1998, between the Company and Glenn A. Sonnenberg.(8)
10.24	Warrant Agreement, dated as of June 23, 1999, between the Company and CKRS Investments, LLC.(9)
10.25	Registrations Rights Agreement, dated as of June 23, 1999, between the Company and CKRS Investments, LLC.(9)
10.26	Letter Agreement dated May 20, 1999, between the Company and Elizabeth Whitbred-Snyder.(10)
10.27	Letter Agreement dated June 7, 1999, between the Company and Charles H. Cremens.(10)

10.28	First Amendment to Credit and Security Agreement, dated as of September 23, 1999, between The WMF Group, Ltd., WMF Washington Mortgage Corp., WMF/Huntoon, Paige Associates Limited, WMF Proctor, Ltd., The Robert C. Wilson Company, The Robert C. Wilson Company—Arizona, WMF Carbon Mesa Advisors, Inc., Residential Funding Corporation, Bank United and Lasalle Bank National Association.(11)
11	Statement re Computation of Per Share Earnings
21	Subsidiaries of the Registrant
23	Consent of KPMG LLP
27	Financial Data Schedule

(1)
Incorporated by reference to the current report on Form 8-K previously filed by the Company on January 13, 1999.

(2)
Incorporated by reference to the registration statement on Form 10 filed by the Company on August 14, 1997, as amended.

(3)
Incorporated by reference to the registration statement on Form S-1 (File No. 333-37447) filed by the Company on October 30, 1997.

(4)
Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998, filed on May 15, 1998.

(5)
Incorporated by reference to the current report on Form 8-K previously filed by the Company on November 20, 1997.

(6)
Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1997, filed on March 31, 1998.

(7)
Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.

(8)
Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1999, filed on May 14, 1999.

(9)
Incorporated by reference to the registration statement on Form S-3 (File No. 333-83109) filed by the Company on July 16, 1999.

(10)
Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1999, filed on August 13, 1999.

(11)
Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1999, filed on November 12, 1999.

SIGNATURES

THE WMF GROUP, LTD.
By:	/s/ SHEKAR NARASIMHAN Shekar Narasimhan Chairman and Chief Executive Officer

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ SHEKAR NARASIMHAN Shekar Narasimhan	Chairman of the Board and Chief Executive Officer	March 24, 2000
/s/ ELIZABETH WHITBRED-SNYDER Elizabeth Whitbred-Snyder	Executive Vice President, Chief Financial Officer and Treasurer	March 24, 2000
/s/ CHARLES H. CREMENS Charles H. Cremens	Director, President and Chief Operating Officer	March 24, 2000
/s/ MOHAMMED A. AL-TUWAIJRI Mohammed A. Al-tuwaijri	Director	March 24, 2000
/s/ MICHAEL R. EISENSON Michael R. Eisenson	Director	March 24, 2000
/s/ J. RODERICK HELLER J. Roderick Heller	Director	March 24, 2000
/s/ TIM R. PALMER Tim R. Palmer	Director	March 24, 2000
/s/ JOHN D. REILLY John D. Reilly	Director	March 24, 2000
Herbert S. Winokur	Director	March 24, 2000

Independent Auditors' Report

The Board of Directors
The WMF Group, Ltd. and subsidiaries:

    We have audited the accompanying consolidated balance sheets of The WMF Group Ltd. and subsidiaries ("the Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                      /s/ KPMG LLP

McLean, Virginia
February 17, 2000, except for
Note 19 which is as of March 17, 2000

THE WMF GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	As of December 31,
	1999	1998
ASSETS
Cash and cash equivalents	$2,101	$8,897
Restricted cash	7,714	13,398
Mortgage-backed securities	6,163	6,195
Mortgage loans held for sale, pledged	15,381	34,217
Principal, interest and other servicing advances	1,492	2,588
Investment in COMIT	1,594	3,780
Furniture, equipment and leasehold improvements, net	4,308	5,011
Servicing rights, net	33,476	26,243
Goodwill, net	23,085	22,360
Deferred tax asset, net	12,596	17,290
Other assets	3,351	4,548

Total assets	$111,261	$144,527

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$9,123	$15,455
Warehouse lines of credit	15,408	39,519
Revolving credit facility	14,320	31,519
Term loan	22,500	—
Subordinated note	—	3,901
Servicing acquisition loan	—	4,212
Escrow payable	2,223	10,853
Deferred fees	2,701	5,437
Accrued loan servicing losses	7,048	6,253

Total liabilities	73,323	117,149
Stockholders' equity:
Preferred stock, no par value, 12,500,000 shares authorized; 0 and 3,635,972 shares issued and outstanding in 1999 and 1998, respectively	—	16,541
Common stock, $.01 par value, 25,000,000 shares authorized; 11,187,117 and 5,349,403 issued in 1999 and 1998, respectively	112	53
Treasury stock at cost: 396,321 and 0 shares in 1999 and 1998, respectively	(2,134)	—
Additional paid-in capital	68,530	40,509
Retained deficit	(28,570)	(29,725)

Total stockholders' equity	37,938	27,378

Total liabilities and stockholders' equity	$111,261	$144,527

The accompanying notes are an integral part of these consolidated financial statements.

THE WMF GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	1999	1998	1997
Revenue:
Servicing fees	$16,131	$14,715	$11,871
Gain on sale of mortgage loans, net	30,844	20,064	19,652
Gain on sale of servicing rights	518	2,026	297
Interest income	5,598	20,844	5,771
Placement fee income	8,013	8,470	5,330
Management fee income	2,285	295	—
Other income	4,467	6,127	1,724

Total revenue	67,856	72,541	44,645
Expenses:
Salaries and employee benefits	31,041	38,816	21,163
General and administrative	11,923	17,878	7,649
Occupancy	5,953	4,736	2,140
Provision for loan servicing losses	795	1,128	729
Interest	3,509	17,764	2,283
Amortization of servicing rights	6,046	5,153	4,250
Depreciation and amortization	3,262	2,801	1,660
Loss on treasury security short sales	—	36,653	—

Total expenses	62,529	124,929	39,874

Income (loss) before income taxes	5,327	(52,388)	4,771
Income tax provision (benefit)	4,172	(19,066)	2,329

Net income (loss)	$1,155	$(33,322)	$2,442

Net income (loss) per common share—Basic	$0.11	$(6.38)	$0.57

Net income (loss) per common share—Diluted	$0.11	$(6.38)	$0.55

The accompanying notes are an integral part of these consolidated financial statements.

THE WMF GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Year Ended December 31,
	1999	1998	1997
Cash flows from operating activities:
Net income (loss)	$1,155	$(33,322)	$2,442
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of furniture, equipment and leasehold improvements	1,379	1,136	596
Amortization of mortgage servicing rights	6,046	5,153	4,250
Amortization of goodwill	1,883	1,665	1,064
Compensation related to stock and option awards	342	796	1,093
Gain on sale of mortgage servicing rights	(518)	(2,026)	(297)
Non-cash charges for issuance of stock and warrants	1,068	631	—
Provision for loan servicing losses	795	1,128	729
Losses on treasury security short sales	—	36,653	—
Deferred taxes	4,694	(20,564)	90
Changes in operating assets and liabilities:
Mortgage loans originated	(1,124,564)	(4,333,507)	(1,283,552)
Mortgage loans sold	1,143,400	4,348,721	1,274,384
Decrease (increase) in principal, interest and other servicing advances	1,096	43	(619)
Increase (decrease) in escrows payable	(8,630)	8,515	(86)
Decrease in due to affiliates	—	—	(872)
Decrease (increase) in restricted cash	5,684	(9,484)	(600)
Decrease (increase) in other assets	1,233	(996)	(971)
Increase (decrease) in accounts payable and accrued expenses	(7,281)	9,190	495
Increase (decrease) in deferred fees	(2,736)	1,837	814

Net cash provided by (used in) operating activities	25,046	15,569	(1,040)
Cash flows from investing activities:
Purchase of furniture and equipment	(638)	(3,848)	(1,410)
Purchase of mortgage servicing rights	(1,637)	(1,594)	(5,524)
Origination of mortgage servicing rights	(11,096)	(5,980)	(3,251)
Proceeds from sale of mortgage servicing rights	518	5,000	486
Proceeds from securities sold but not yet purchased	—	850,000	—
Purchases to cover securities sold but not yet purchased	—	(886,653)	—
Assets acquired and liabilities assumed, net of cash	(2,104)	(3,467)	(11,823)
Purchase of subordinated interest in credit tenant leases	—	(2,400)	—
Proceeds from sale of COMIT stock	5,411	—	—
Investment in COMIT	(3,225)	(3,780)	—

Net cash used in investing activities	(12,771)	(52,722)	(21,522)

THE WMF GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	For the Year Ended December 31,
	1999	1998	1997
Cash flows from financing activities:
Repayment of servicing acquisition loan	(4,212)	(1,250)	(750)
Increase (decrease) in warehouse lines of credit, net	(19,349)	(13,986)	8,818
Increase (repayment) of revolving credit facility, net	(21,961)	30,582	5,699
Borrowings under term loan	25,000	—	—
Repayments of term loan	(2,500)	—	—
Proceeds from issuance of subordinated note	—	20,000	—
Repayment of subordinated note	(3,901)	(16,099)	—
Proceeds from issuance of common stock and exercise of options	10,169	1,814	6,262
Equity contribution by NHP	—	—	6,500
Purchase of treasury stock	(2,317)	—	—
Proceeds from issuance of preferred stock	—	16,541	—

Net cash provided by (used in) financing activities	(19,071)	37,602	26,529

Net increase (decrease) in cash	(6,796)	449	3,967
Cash at beginning of period	8,897	8,448	4,481

Cash at end of period	$2,101	$8,897	$8,448

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,103	$17,117	$2,290
Cash paid during the period for income taxes	546	1,156	2,610
Non-cash investing and financing activities:
Conversion of preferred stock to common stock	$16,541	$—	$—
Issuance of stock and warrants	1,068	631	—
Short-term notes payable issued in acquisition of assets	1,014	—	—
Stock issued in acquisition of assets	183	2,093	—

The accompanying notes are an integral part of these consolidated financial statements.

THE WMF GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Preferred Stock		Common Stock
					Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock
	Shares	Value	Shares	Par Value				Total
Balance, December 31, 1996	—	$—	4,217	$42	$21,331	$1,155	$—	$22,528
Net income	—	—	—	—	—	2,442	—	2,442
Issuance of common stock—Capricorn Investors	—	—	547	6	4,994	—	—	5,000
Employee compensation for stock options	—	—	—	—	1,093	—	—	1,093
Equity contribution—NHP	—	—	—	—	6,500	—	—	6,500
Adjustment for NHP's conversion	—	—	129	1	(1)	—	—	—
Exercise of stock options and other	—	—	150	1	1,261	—	—	1,262

Balance, December 31, 1997	—	—	5,043	50	35,178	3,597	—	38,825
Net loss	—	—	—	—	—	(33,322)	—	(33,322)
Issuance of preferred stock	3,636	16,541	—	—	—	—	—	16,541
Issuance of warrants	—	—	—	—	409	—	—	409
Employee compensation for stock options and restricted stock	—	—	37	—	796	—	—	796
Issuance of stock	—	—	50	1	221	—	—	222
Exercise of stock options	—	—	128	1	1,813	—	—	1,814
Stock issued in conjunction with Acquisition of WMF Carbon Mesa	—	—	91	1	2,092	—	—	2,093

Balance, December 31, 1998	3,636	16,541	5,349	53	40,509	(29,725)	—	27,378
Net income	—	—	—	—	—	1,155	—	1,155
Conversion of preferred stock to common stock	(3,636)	(16,541)	3,636	37	16,504	—	—	—
Recapitalization	—	—	2,181	22	10,117	—	—	10,139
Issuance of warrants	—	—	—	—	1,068	—	—	1,068
Purchase of treasury stock	—	—	—	—	—	—	(2,317)	(2,317)
Employee compensation for stock options and restricted stock	—	—	15	—	342	—	—	342
Issuance of treasury stock in acquisition	—	—	—	—	(40)	—	183	143
ESPP purchases	—	—	6	—	30	—	—	30

Balance, December 31, 1999	—	$—	11,187	$112	$68,530	$(28,570)	$(2,134)	$37,938

The accompanying notes are an integral part of these consolidated financial statements.

THE WMF GROUP, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(1) Organization

    The WMF Group, Ltd. (the "Company") originates, underwrites, structures, places, sells and services multifamily and commercial real estate loans. Through its relationships with Government Sponsored Enterprises ("GSEs"), investment banks, life insurance companies, commercial banks and other investors, the Company provides and arranges financing to owners of multifamily and commercial real estate on a nationwide basis using both a retail and wholesale network. The Company generates revenues through servicing fees, origination fees, net interest income on loans held for sale, placement fees, management fees and other. Other income includes structuring fees, termination fees, assumption fees and dividend income.

    The Company is a Delaware corporation formed in October 1992. The Company has three direct wholly owned subsidiaries: WMF Washington Mortgage Corp. ("WMF Washington Mortgage") (previously known as Washington Mortgage Financial Group, Ltd.), WMF CommQuote, Inc. (previously known as WMF Capital Corp.), and WMF Carbon Mesa Advisors, Inc. ("WMF Carbon Mesa"). Each of these subsidiaries are incorporated under the laws of Delaware. WMF Washington Mortgage's wholly owned subsidiaries are WMF/Huntoon, Paige Associates Limited ("WMF Huntoon Paige"), WMF Proctor, Ltd. ("WMF Proctor"), and The Robert C. Wilson Company ("WMF Robert C. Wilson"), which are incorporated under the laws of the states of Delaware, Michigan and Texas, respectively. Effective December 31, 1999, WMF Proctor was merged into its parent, WMF Washington Mortgage.

    WMF Carbon Mesa was formed in the first quarter of 1998, and began managing commercial mortgage investment funds and providing special asset management services. The Company also formed WMF Capital Corp. in early 1998 and during 1998 WMF Capital Corp. operated a commercial mortgage conduit. In late 1998, the operations of WMF Capital Corp. were substantially reduced. Subsequent to 1998, WMF Capital Corp. held no loans for securitization. In the December 1999, WMF Capital Corp. was renamed WMF CommQuote, Inc. ("WMF CommQuote"). Beginning in 2000, WMF CommQuote will manage the Company's Internet originations as well as oversee commercial conduit activity for the all of the Company's subsidiaries.

    On April 1, 1996, NHP Incorporated ("NHP"), purchased the Company and renamed it NHP Financial Services, Inc. In early 1997, NHP was acquired by Apartment Investment and Management Co. ("AIMCO"). As a condition of that purchase, AIMCO required NHP to spin-off the Company. The Company was renamed The WMF Group, Ltd. and on December 8, 1997, the Company became an independent, publicly traded company. As a result of the Company's acquisition by NHP, NHP's acquisition cost was pushed down to the Company and all assets acquired were recorded at their estimated fair value. This resulted in an increase of the recorded value of the Company's servicing rights of $10,700, as well as recording approximately $5,100 of goodwill related to the transaction and a deferred tax liability of approximately $3,200.

(2) Summary of Significant Accounting Policies

  (A) Basis of Presentation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included in the financial statements relate to the valuation of mortgage-backed securities, mortgage loans held for sale, servicing rights, net deferred tax assets, goodwill and accrued loan servicing portfolio losses.

  (B) Cash and Cash Equivalents

    The Company considers all highly liquid investments with an initial maturity of 90 days or less to be cash equivalents. These include cash, demand deposits and overnight repurchase agreements.

  (C) Restricted Cash

    Restricted cash includes cash deposited at banks to cover escrow payables and money market funds that are used as collateral on a Federal National Mortgage Association ("Fannie Mae") Delegated Underwriting and Servicing ("DUS") letter of credit. Restricted cash also includes cash deposited as collateral on a letter of credit related to the lease of one of the Company's offices.

  (D) Mortgage-Backed Securities

    The Company classifies its mortgage-backed securities as either held-to-maturity or as available-for-sale. Securities that the Company has the ability and the intent to hold until maturity are classified as held-to-maturity and are recorded at amortized cost. Premiums and discounts are amortized on a method which approximates the effective interest rate method. Mortgage-backed securities classified as available-for-sale, are carried at fair market value. Unrealized holding gains and losses, if any, on available-for-sale securities, net of the related tax effect, are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. See Note 4 for further discussion.

  (E) Mortgage Loans Held for Sale

    Mortgage loans held for sale are carried at the lower of aggregate cost or market as determined by outstanding commitments from investors or current investor yield requirements. Gains and losses on the sale of loans are recognized upon settlement with investor. The Company does not anticipate prepayment of loans held for sale due to the Company's short holding period, which is typically less than three months. As of December 31, 1999 and 1998, there were no loans in the warehouse for a period greater than three months. Mortgage loans held for sale are pledged as collateral against the Company's warehouse lines of credit.

  (F) Investment in COMIT

    Commercial Mortgage Investment Trust, Inc. ("COMIT") is a commercial mortgage Real Estate Investment Trust ("REIT") of which the Company owns a non-controlling minority interest (less than

20 percent). The Company records its investment in COMIT at cost. See Note 15 for further discussion of COMIT.

  (G) Furniture, Equipment, and Leasehold Improvements

    Furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation of furniture and equipment is recognized using the straight-line method over the estimated useful life of the assets, which is approximately five years. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the lease term. Cost of maintenance and repairs are charged to expense as incurred.

  (H) Servicing Rights

    Servicing rights retained by the Company after the origination and sale of the related loans are capitalized by allocating the carrying amount between the loan and the servicing rights based on their relative fair value. If it is not practicable to determine the servicing rights' fair value then no value is allocated to the servicing rights. The Company has determined that it is practicable to estimate the fair value of servicing rights related to permanent Federal Housing Administration ("FHA") originated loans, conduit servicing rights and, beginning in 1999, DUS servicing rights. The Company does not capitalize retained servicing rights for other loan types due to the limited secondary market for the products and/or contractual terms which allow cancellation of the servicing contracts at any time with short notice.

    The capitalization of these originated mortgage servicing rights increases net income for the period by the amount capitalized less related amortization and impairment, if any. The income from originated mortgage servicing rights is included in the gain on sale of mortgage loans discussed below. Purchased servicing rights are initially recorded at their cost. Servicing rights are amortized over their estimated life, which is generally seven years.

    All capitalized mortgage servicing rights are evaluated for impairment and a valuation allowance is recognized if the carrying amount of the mortgage servicing rights exceed their fair value. In measuring impairment, the servicing rights are stratified based on the interest rate and loan type of the underlying loan. The assumptions used in estimating the net cash flows are based on market conditions and actual experience. Impairment, if any, is recognized through a valuation allowance for each stratum.

  (I) Goodwill

    Goodwill arising from acquisitions is determined based on the excess of the purchase price over the fair value of the assets acquired. The Company evaluates the impairment of goodwill periodically or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is amortized on a straight-line basis over periods which range from seven to twenty years.

  (J) Accrued Loan Servicing Losses

    The Company bears a portion of the credit risk associated with the loans it services as a result of its participation in the Fannie Mae DUS multifamily loan program. The accrual for loan servicing losses represents management's estimate of the losses, inherent on recourse loans underwritten to date. Management believes the current accrual reserve is adequate to provide for such probable losses. Management regularly reviews the adequacy of this accrual, considering such items as changes in the composition of the Fannie Mae DUS portfolio, loan-to-value and debt service coverage ratios of the underlying properties, the condition of the multifamily real estate market (by region, where applicable), the current interest rate environment, and general economic conditions. Based on this assessment, the accrual is adjusted through the provision for loan servicing losses as considered necessary.

  (K) Servicing Fees

    Servicing fee income represents fees earned for servicing multifamily and commercial real estate mortgage loans owned by institutional investors, including subservicing fees, net of guarantee fees, pool insurance fees and trustee fees. The fees are generally calculated on the outstanding principal balances of the loans serviced and are recorded as income when collected. Late charge income is recognized as income when collected and is included in servicing fee income.

  (L) Gain on Sale of Mortgage Loans

    Gain on sale of mortgage loans consists of origination fees, commitment fees and income recognized on originated mortgage servicing rights. The gain on sale of mortgage loans also includes the gain or loss recognized based upon the difference between the selling price and the carrying amount of the related mortgage loans sold, net of the allocation to servicing rights for permanent FHA, Fannie Mae DUS and conduit originated loans. Origination fees and expenses, net of commitment fees paid in connection with the sale of the loans, are deferred and are recognized at the time of sale as part of the gain or loss determination.

  (M) Gain on Sale of Servicing Rights

    Gain on sale of servicing rights is recognized based upon the difference between the selling price and the carrying amount of the related servicing rights sold.

  (N) Placement Fee Income

    Placement fee income represents revenue earned from the placement and utilization of escrow funds. Income is recognized during the period in which it is earned.

  (O) Management Fee Income

    Management fee income represents management revenue and incentive management revenue recorded by WMF Carbon Mesa for management of two commercial mortgage funds (one of which is COMIT). Management revenue is generally earned based on the size of the portfolios under management. Incentive management revenue is earned when the returns to the investors in the portfolios under management exceed predetermined levels for a specified period of time. Management fee income is recorded when earned.

  (P) Comprehensive Income

    Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components and in total in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted the requirements of SFAS No. 130 on January 1, 1998. The Company has no items of other comprehensive income in 1999 or 1998.

  (Q) New Accounting Statements

    In June 1999, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB No 133, An Amendment of FASB Statement No. 133, was issued. SFAS No. 137 delayed the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as: (a) a hedge of certain exposures to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (b) a hedge of the exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction; or (c) a hedge of foreign currency exposure. SFAS No. 133, as amended, is now effective for the Company beginning January 1, 2001. Based on the Company's current operations, SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

(3) Acquisitions

  (A) Askew

    On April 15, 1997, WMF Washington Mortgage acquired the assets and liabilities of Askew Investment ("Askew") in Dallas, Texas for approximately $5,600. In accordance with the purchase agreement, $4,600 of the purchase price was paid upon closing with the remaining $1,000, plus interest, to be paid in the form of earnouts upon attainment of certain performance objectives. The acquisition was accounted for as a purchase and resulted in initial goodwill, including transaction costs, of $4,875. During 1998 and 1997, respectively, $727 and $333 of goodwill was recorded, as additional payments, including interest, were made in connection with the earnout agreement related to the acquisition. No further earnout payments are required related to this transaction. The goodwill is being amortized on a straight-line basis over twenty years, which is the estimated life of the mortgage loan production operations acquired.

  (B) WMF Robert C. Wilson

    On November 5, 1997, WMF Washington Mortgage acquired 100 percent of the outstanding stock of The Robert C. Wilson Company and its Arizona subsidiary (collectively "WMF Robert C. Wilson"), a Houston based commercial mortgage banking company. The purchase price of WMF Robert C. Wilson was approximately $4,000. In accordance with the purchase agreement $3,200 was paid at closing and the remaining $800, plus interest, would be paid in the form of earnouts upon the attainment of certain performance objectives over a 42 month period. The acquisition has been accounted for as a purchase and resulted in initial goodwill, including transaction costs, of $3,737. During 1999 and 1998, an additional $646 and $267 of goodwill was recorded as payments, including interest, were made in connection with the earnout agreement related to the acquisition. No further earnout payments are required related to this transaction. The goodwill is being amortized on a straight-line basis over twenty years, which is the estimated life of the mortgage loan production operations acquired.

  (C) WMF New York Urban

    On December 23, 1997, WMF Washington Mortgage acquired the assets and liabilities of New York Urban West, Inc. ("WMF New York Urban"), a New York based commercial mortgage banking company for $4,900. In accordance with the purchase agreement, approximately $4,100 was paid in cash and the remaining $800, plus interest, would be paid in the form of earnouts upon the attainment of certain performance objectives over a 42 month period. The acquisition has been accounted for as a purchase and resulted in initial goodwill, including transaction costs, of $2,977. During 1999, $258 of goodwill was recorded as an additional payment was made in connection with the earnout agreement related to the acquisition. The goodwill is being amortized on a straight-line basis over twenty years, which is the estimated life of the mortgage loan production operations acquired.

  (D) WMF Carbon Mesa

    On March 27, 1998, the Company created WMF Carbon Mesa, which purchased most of the assets of Carbon Mesa Advisors, Inc. and Strategic Real Estate Partners for a purchase price of approximately $3,200. As part of this transaction, the Company also obtained the option to purchase the right to certain other intangible assets at a later date. The initial purchase price was paid as $1,107 of cash and 91,000 shares of the Company's common stock valued at $2,093.

    In April 1999, the Company exercised its option and purchased the right to certain cash flow streams of Carbon Mesa Advisors, Inc., for a total cost of $1,705. This purchase price was paid as $1,095 of cash, $427 in short-term notes and 28,479 shares of common stock valued at $183.

    The WMF Carbon Mesa acquisition was accounted for as a purchase and resulted in initial goodwill, including transaction costs, of $3,391 in 1998. An additional $1,752 of goodwill, including transaction costs, was recorded in 1999 related to the exercise of the purchase option. The goodwill is being amortized on a straight-line basis over 20 years.

(4) Mortgage-Backed Securities

    Mortgage-backed securities include Government National Mortgage Association ("Ginnie Mae") securities. These securities are classified as held to maturity. The securities held will mature in the years 2028 and 2029 but may be prepaid prior to that time. The securities carry an AAA credit rating and are pledged as collateral for a letter of credit established on behalf of Fannie Mae for loans originated under the DUS program. The following table contains certain information related to the Company's investment in Ginnie Mae securities:

		Gross Unrealized
	Amortized Cost			Market Value
		Gains	Losses
Ginnie Mae securities held as of December 31, 1999	$3,763	$118	$105	$3,776
Ginnie Mae securities held as of December 31, 1998	3,795	18	—	3,813

    Mortgage-backed securities also include a subordinated interest in certain commercial tenant leases ("CTLs") retained by the Company after their origination and sale. This security is classified as available-for-sale but the Company has not recognized increases in its fair value in excess of the amount at which the security may be called by the holder of the related senior security. The CTLs are scheduled to mature in 2012. The CTLs are callable by the holder of the related senior security through January 1, 2002, at the Company's original cost of $2,400.

(5) Furniture, Equipment, and Leasehold Improvements

    As of December 31, 1999 and 1998, furniture, equipment and leasehold improvements consist of the following:

	1999	1998
Furniture and equipment	$6,636	$5,911
Capital lease	—	125
Leasehold improvements	969	933

	7,605	6,969
Less—accumulated depreciation and amortization	3,297	1,958

	$4,308	$5,011

(6) Servicing Rights

    During 1999 and 1998, the activity for servicing rights consisted of the following:

	1999	1998
Beginning balance, net	$26,243	$26,796
Purchases	2,225	1,594
Capitalization of servicing rights	11,096	5,980
Book value of servicing rights sold, net	—	(2,974)
Valuation allowance	(42)	—
Amortization	(6,046)	(5,153)

Ending balance, net	$33,476	$26,243

    Impairment of servicing rights is measured based on the excess of the carrying amount of the servicing rights over their current fair value. At December 31, 1999 the Company had a $42 allowance for impairment. At December 31, 1998, no allowance for impairment in the Company's mortgage servicing rights was necessary. The estimated fair value of the capitalized mortgage servicing rights, computed on an aggregate basis, was approximately $77,736 and $51,200 at December 31, 1999 and 1998, respectively. The estimated fair value was determined using a discounted cash flow valuation model incorporating prepayment, default, cost to service and interest rate assumptions to the underlying loans. This estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions, valuation methodologies or both may have a material effect on the estimates of fair value.

(7) Loan Administration

    The Company services mortgage loans for institutional investors with aggregate principal balances of $13,356,041 and $12,141,933 at December 31, 1999 and 1998, respectively. Included in this portfolio are approximately $12,734,104 and $11,553,866 of permanent multifamily and commercial loans, and $621,937 and $588,067 of construction loans at December 31, 1999 and 1998, respectively.

    At December 31, 1999 and 1998, the Company serviced and subserviced loans for the following investors:

	1999		1998
	Loan Count	Principal Outstanding	Loan Count	Principal Outstanding
Investor:
Federal National Mortgage Association	418	$3,140,541	353	$2,583,180
Government National Mortgage Association	353	1,961,947	283	1,411,756
Other Investors	2,477	8,253,553	2,518	8,146,997

Total Loans Serviced	3,248	$13,356,041	3,154	$12,141,933

    The Company's Fannie Mae DUS portfolio has the following geographic and interest rate concentrations as of December 31, 1999 and 1998, respectively:

	1999	1998
State:
Texas	18%	18%
California	11	8
Nevada	6	7
Other	65	67

	100%	100%

Interest Rate:
Less than 7.5%	58%	35%
7.5% to 9.49%	41	60
Greater than 9.49%	1	5

	100%	100%

    In addition, the Company makes advances in accordance with certain of its servicing agreements pending receipt from the mortgagors. Such advances amounted to $1,492 and $2,588 at December 31, 1999 and 1998, respectively.

    Related escrow funds of approximately $343,493 and $305,368 at December 31, 1999 and 1998, respectively, are on deposit in escrow bank accounts and are not included in the accompanying consolidated balance sheet. As of December 31, 1999, the Company carried blanket bond insurance coverage of $14,100 and errors and omissions insurance coverage in the amount of $19,100.

    The Company bears the Level I risk of loss associated with the loans it services under the Fannie Mae DUS program. The Level I risk of loss imposes a lender deductible of 5 percent of the unpaid principal balance and limits the maximum risk of loss to 20 percent of the original mortgage. The unpaid principal balance of the Fannie Mae DUS loan servicing portfolio was approximately $2,007,123 and $1,500,510 at December 31, 1999 and 1998, respectively. The DUS loans are secured by first liens on the underlying multifamily properties. The Company's portfolio includes two states (Texas and California) that comprise over 10 percent of the total portfolio. No other state comprises over 10 percent of the Fannie Mae DUS portfolio. No Fannie Mae DUS loans were delinquent as of December 31, 1999 and 1998. The Company has provided a reserve for losses which represents management's estimate of inherent losses on loans that are currently being serviced of which the Company bears some risk of loss.

    Activity in the accrued loan servicing losses is summarized as follows:

	1999	1998	1997
Balance, beginning of period	$6,253	$5,125	$4,396
Provision for loan servicing losses	795	1,128	729

Balance, end of period	$7,048	$6,253	$5,125

(8) Debt Facilities

    As part of the Company's overall recapitalization, the Company's debt facilities were refinanced in February 1999. The following is a description of the Company's current debt facilities as well as those that existed prior to the refinancing, by type of facility. The Company's servicing rights collateralize these facilities. In addition, the warehouse lines of credit are secured by the mortgage loans held for sale.

  (A) Warehouse Lines of Credit

    In February 1999, the Company replaced its two warehouse lines of credit with a $150,000 warehouse line of credit (the "New Warehouse Line"). The New Warehouse Line can be drawn upon for purposes of originating loans. The New Warehouse Line is required to be repaid with interest upon sale of the mortgage loans and matures in July 2000. The interest rate on the New Warehouse Line is one percent, to the extent borrowings are equal to or less than compensating balances maintained, and is equal to the one-month London InterBank Offered Rate ("LIBOR") plus one percent on amounts borrowed in excess of compensating balances. The outstanding balance of the New Warehouse Line at December 31, 1999 was $15,408.

    In February 1999, the Company obtained two additional warehouse lines to be used only for servicing advances. The credit limit on the these warehouse lines is $5,000 each. These warehouse lines replaced the $4,000 and $5,000 advance portions of the $35,000 warehouse line described below. The interest rates on the servicing advances are 1.5 percent and 2.0 percent, respectively, to the extent borrowings are equal to or less than compensating balances maintained, and are equal to one-month LIBOR plus 1.5 percent or 2.0 percent, respectively, on amounts borrowed in excess of the compensating balances. Interest and principal is payable monthly and the balance of these advance lines are required to be zero for at least seven consecutive days during each month. There was no outstanding balance on either of the servicing advance warehouse lines as of December 31, 1999.

    Prior to February 1999, the Company had two warehouse lines of credit which totaled $185,000 (one for $150,000 and another for $35,000) which were used for the same purpose and were collateralized by the same assets as the New Warehouse Line. The interest rate on the $150,000 warehouse line of credit was .75 to 1.0 percent for 1997 and 1998, to the extent borrowings were equal to or less than compensating balances maintained, and was equal to one-month LIBOR plus .75 to 1.0 percent for 1997 and 1998 for amounts borrowed in excess of compensating balances. The interest rate on the $35,000 warehouse line of credit was .75 percent to the extent borrowings were equal to or less than compensating balances maintained and was equal to the one-month Euro-Rate plus .75 percent for amounts borrowed in excess of compensating balances. The outstanding balance on these lines of credit (excluding advance lines described below) was $34,756 as of December 31, 1998.

    The $35,000 warehouse line of credit could also be used for principal and interest advances and working capital purposes with credit limits of $4,000 to $5,000, respectively. The terms on these advance lines were substantially the same as the terms on the two new servicing advance warehouse lines described above. The outstanding balance on this portion of the $35,000 warehouse line of credit was $4,763 as of December 31, 1998.

  (B) Revolving Credit Facilities

    In February 1999, the Company obtained a $25,000 revolving credit agreement to be used for servicing acquisitions and working capital purposes. This facility replaced the $10,000 secured revolving credit agreement and the $35,000 secured credit line described below. The facility matures in February 2002. The interest rate on the revolving credit facility is 2.5 percent to the extent borrowings are equal to or less than compensating balances maintained and is equal to one-month LIBOR plus 2.5 percent on borrowings in excess of compensating balances. Interest is payable monthly. The outstanding balance on this revolving credit agreement was $14,320 as of December 31, 1999.

    Prior to February 1999, the Company had a $10,000 secured revolving credit agreement to be used for servicing acquisitions and working capital purposes. This revolving credit agreement was renewable annually through November 2002 and required monthly interest payments. The interest rate on the $10,000 secured revolving credit agreement was 2.5 percent to the extent borrowings were equal to or less than compensating balances maintained and was equal to one-month LIBOR plus 2.5 percent on borrowings in excess of compensating balances. The outstanding balance on this revolving credit agreement was $10,000 as of December 31, 1998. This secured revolving credit agreement was repaid in February 1999.

    Prior to February 1999, the Company also had a $35,000 secured revolving line of credit, which was utilized to finance the acquisition of commercial mortgage banking companies and related activities. The interest rate on this facility was 3.0 percent to the extent borrowings were equal to or less than compensating balances maintained and was equal to one-month LIBOR plus 3.0 percent on amounts borrowed in excess of the compensating balances. Interest was payable monthly. The outstanding balance on this secured revolving line of credit was $21,519 as of December 31, 1998. This secured revolving line of credit was repaid in February 1999.

  (C) Term Loans

    In February 1999, the Company obtained a $25,000 term loan to be repaid in twenty quarterly installments based on a 10-year amortization schedule beginning on March 31, 1999. The interest rate on the term loan is 3.0 percent to the extent borrowings are equal to or less than compensating balances maintained and is equal to one-month LIBOR plus 3.0 percent on borrowings in excess of compensating balances. Interest is payable monthly. The outstanding balance on the $25,000 term loan was $22,500 as of December 31, 1999. The remaining principal balance due on this loan will mature as follows: $1,875 in 2000, $2,500 in each year from 2001 to 2003 and $13,125 in February 2004.

    Prior to February 1999, the Company had a servicing acquisition loan which was to be repaid in twenty equal quarterly installments based on a 10-year amortization schedule beginning in October 1996, with the remaining balance due in June 2001. Interest was payable monthly. The interest rate on the servicing loan was 3.0 percent to the extent borrowings were equal to or less than compensating balances maintained and was equal to one-month LIBOR plus 3.0 percent on borrowings in excess of compensating balances. The outstanding balance on the servicing loan was $4,212 as of December 31, 1998. This loan was repaid in February 1999.

  (D) Subordinated Note

    On September 4, 1998, the Company issued $20,000 of subordinated debt to COMIT. From this borrowing, the Company used $10,000 to repay a portion of the credit line with another lender and the balance of $10,000 was used for working capital purposes. The subordinated note was subordinate in right of payment to certain of the Company's senior indebtedness, was unsecured and bore interest at a rate of 11 percent through January 31, 1999, and 15 percent from February 1, 1999, through the maturity date of May 31, 1999. Interest was payable on January 29, 1999, at maturity and upon repayment of principal. In connection with the COMIT subordinated debt agreement, the Company also issued to COMIT warrants to purchase 1,200,000 shares of the Company's common stock at an exercise price of $11.25 per share. The Company repaid $16,099 of the subordinated note on December 31, 1998, and as part of the sale of approximately $16,600 of Class A Preferred Stock discussed in Note 10, the warrants were surrendered. The Company repaid the remainder of the subordinated note in March 1999.

  (E) Other

    The Company's debt agreements require maintenance of certain financial ratios relating to liquidity, leverage, working capital, and net worth among other restrictions. The Company was in compliance with these ratio requirements at December 31, 1999 and 1998.

    Following is certain information relating to the Company's various credit agreements for the years ended December 31, 1999 and 1998, respectively.

	Outstanding Balance at December 31, 1999	Average Balance Outstanding	Maximum Balance Outstanding	Interest Rate at December 31, 1999	Average Interest Rate
$150,000 warehouse line	$15,408	$55,124	$180,597	1.03%	1.58%
$10,000 warehouse line	—	3,946	8,832	1.84%	1.80%
$25,000 revolving credit facility	14,320	15,701	19,731	2.58%	4.10%
$25,000 term note	22,500	23,162	25,000	3.10%	3.46%
$35,000 warehouse line	—	4,801	20,876	—	0.76%
$45,000 revolving credit facilities	—	21,388	31,519	—	4.31%
Servicing acquisition loan	—	2,858	4,212	—	2.95%
Subordinated note	—	3,104	3,901	—	15.22%

	Outstanding Balance at December 31, 1998	Average Balance Outstanding	Maximum Balance Outstanding	Interest Rate at December 31, 1998	Average Interest Rate
$185,000 warehouse lines	$39,519	$71,159	$170,815	2.58%	1.28%
$45,000 revolving credit facilities	31,519	24,684	41,519	10.18%	3.92%
Servicing acquisition loan	4,212	4,844	5,462	3.10%	3.04%
Subordinated note	3,901	19,037	20,000	11.00%	11.00%

(9) Income Taxes

    As a result of the acquisition of the Company by NHP, the Company filed consolidated Federal tax returns with NHP from April 1, 1996 through May 8, 1997. Since then, the Company has filed consolidated tax returns on its own behalf. The Company has recorded income tax expense or benefit as if it filed a return on a stand-alone basis for all periods presented. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    Income tax expense (benefit) attributable to income (loss) before income taxes for the years ended December 31, 1999, 1998 and 1997 consisted of the following:

	1999	1998	1997
Federal:
Current	$(1,202)	$—	$2,092
Deferred	3,297	(17,729)	(90)

	2,095	(17,729)	2,002

State:
Current	680	1,498	327
Deferred	1,397	(2,835)	—

	2,077	(1,337)	327

Total	$4,172	$(19,066)	$2,329

    The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities.

	1999	1998	1997
Deferred tax assets:
Reserve for loan servicing losses	$2,819	$2,501	$2,050
Mark to market valuation allowance	—	374	—
Net operating loss carryforwards	20,030	21,563	—

Gross deferred tax assets	22,849	24,438	2,050
Less valuation allowance	(150)	(560)	—

Deferred tax assets, net of valuation allowance	22,699	23,878	2,050

Deferred tax liabilities:
Originated mortgage servicing rights	(9,810)	(6,472)	(5,238)
Other	(293)	(116)	(86)

Gross deferred tax liabilities	(10,103)	(6,588)	(5,324)

Net deferred tax asset (liability)	$12,596	$17,290	$(3,274)

    A reconciliation of the statutory Federal and state income tax rates to the Company's effective income tax rates follows:

	1999	1998	1997
Federal statutory tax rate (benefit)	34%	(35)%	35%
State income tax rate	6	(3)	5
Change in valuation allowance	(8)	(1)	—
Adjustment to net deferred tax asset	37	—	—
Goodwill amortization	9	3	9

Effective tax rate	78%	(36)%	49%

    At December 31, 1999, the Company had a $20,030 deferred tax asset recorded related to Federal and state net operating loss carryforwards ("NOLs"). These NOLs relate to the Company's losses during 1998. Substantially all of the state portion of the NOLs, which total $2,600, expire, if unused, in 2003. The remaining Federal NOLs expire in 2018. The Company will have to generate sufficient taxable income, within the carryforward periods and in the appropriate tax jurisdiction, in order to realize this net deferred tax asset. The Company believes its future levels of pretax earnings for financial reporting purposes will be sufficient to generate the minimum amount of future taxable income needed to realize the net deferred tax asset. The Company has also identified the possible disposition of assets as a means of generating future taxable income if enough taxable income is not derived from recurring operations in order to realize the deferred tax asset during the carryforward periods. Management believes that it is more likely than not the Company will realize the benefits of these assets, net of the existing valuation allowance for state deferred taxes at December 31, 1999. However, in the event of a change of control of the Company, or certain other material changes in the Company's business, the Company would have to establish additional valuation allowances against the deferred tax asset.

(10) Stockholders' Equity

  (A) Recapitalization

Sale of Preferred Stock

    On December 31, 1998, the Company's three largest stockholders purchased a total of 3,635,972 shares of a new class of capital stock called Class A Non-Voting Convertible Preferred Stock ("Preferred Stock") for an aggregate purchase price of approximately $16,600. Proceeds from the sale of the Preferred Stock were used to partially repay the subordinated note due to COMIT.

    On January 14, 1999, each outstanding share of Preferred Stock was converted into one share of the Company's common stock, after the Federal Trade Commission informed the Company that it would not object to the conversion. As a result of the conversion, the Company's three largest stockholders received a total of 3,635,972 shares of common stock.

    Also as part of the transaction, the warrants to purchase 1,200,000 shares of common stock at a price of $11.25 per share that were issued in connection with the purchase of $20,000 of the Company's subordinated note by COMIT were surrendered. In addition, the Company's three largest stockholders further agreed to a stand-by purchase commitment to purchase up to 664,028 shares of the Company's common stock for up to $3,300 following the rights offering, as described below.

    Because of their participation in this transaction, the Company's three largest stockholders agreed not to exercise, transfer or acquire any rights during the rights offering.

    Public Rights Offering

    The Company issued to each of its stockholders of record as of February 1, 1999, 1.072 transferable rights for each share of common stock held by them on that date. Each right entitled its holder to purchase one share of common stock for $5.00. The rights expired on March 8, 1999.

    Through the rights offering the Company sold a total of 1,482,271 shares of common stock for proceeds of approximately $7,400. On March 19, 1999, the Company's three largest stockholders completed the purchase of a total of 664,028 shares of the Company's common stock, pursuant to the standby commitment, for proceeds to the Company of approximately $3,300.

    The Company used the proceeds from the rights offering to repay the remaining subordinated note held by COMIT and for other operating purposes.

  (B) Other

    On December 30, 1998, the Company issued 250,000 warrants as part of a settlement agreement between the Company and a WMF Capital Corp. customer. The Company recorded the issuance of the warrants at their estimated fair market value, which resulted in recording expense of $221. The warrants permit the holder to purchase 150,000 shares of the Company's common stock at $9.70 per share and 100,000 shares of the Company's stock at $5.90 per share. The $9.70 and $5.90 warrants expire in December 2002 and 2003, respectively. The exercise price of the warrants may be adjusted upon the occurrence of certain dilutive events.

    On March 31, 1999, one of the Company's three largest stockholders purchased 34,520 additional shares of common stock for proceeds to the Company of $186.

    On June 23, 1999, the Company issued 250,000 additional warrants as part of a settlement agreement between the Company and another WMF Capital Corp. customer. The Company recorded the issuance of the warrants at their estimated fair market value, which resulted in recording expense of $960. The warrants permit the holder to purchase 250,000 shares of the Company's common stock at $6.25 per share and expire in June 2009. The exercise price of the warrants may be adjusted upon the occurrence of certain dilutive events.

    During 1999, the Company also accrued the cost of 70,000 warrants issuable to a vendor in payment for services. The Company recorded the warrants at their estimated fair market value, which resulted in recording expense of $108. The warrants permit the holder to purchase 70,000 shares of the Company's common stock at $7.00 per share and expire on December 31, 2001. Under the vendor agreement, 10,000 additional warrants accrue each month up to a total of 150,000. The awarding of the remaining warrants may be accelerated if certain events occur.

    In May 1999, the Company established a stock repurchase program. The Company's Board of Directors has authorized the acquisition of up to $3,000 of the Company's common stock. Through

December 31, 1999, 424,800 shares had been repurchased at an aggregate cost of $2,317, or an average cost of $5.46 per share.

(11) Earnings per share

    Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by adjusting the outstanding shares by assuming conversion of all potentially dilutive stock options, warrants and assuming the issuance of unvested restricted stock.

    The following is a reconciliation of basic earnings per common share and diluted earnings per common share for the years ended December 31, 1999, 1998 and 1997.

	1999	1998	1997
Net income (loss)	$1,155	$(33,322)	$2,442
Determination of Shares (in thousands):
Weighted average common shares outstanding	10,346	5,224	4,272
Assumed conversion of stock options, warrants and unvested restricted stock	240	—	180

Diluted weighted average common shares outstanding	10,586	5,224	4,452

Basic earnings per common share	$0.11	$(6.38)	$0.57

Diluted earnings per common share	$0.11	$(6.38)	$0.55

(12) Stock and Stock Option Plans

    The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees("APB 25") and related interpretations in accounting for its stock-based employee compensation arrangements, including employee stock options and restricted stock awards. Certain options granted by the Company have exercise prices less than the market price of the underlying stock on the date of grant. In accordance with APB 25, compensation expense is being recognized on these stock options over their vesting periods. Compensation expense related to restricted stock awards is also being recognized over their vesting periods.

    As part of the spin-off of the Company from NHP, the Company granted options to certain key employees to purchase common shares under its Key Employee Incentive Plan ("KEIP"). On December 8, 1997, the Company granted 271,250 non-qualified stock options at an exercise price of $9.15 per share. The options vest ratably over five years and are contingent upon continued employment of the individual and other factors as set forth in the agreement. These options were deemed to have been issued with an exercise price below market and, therefore, compensation expense of $119, $288 and $343 was recognized in the years ended December 31, 1999, 1998 and 1997, respectively, related to these options.

    Also as part of the spin-off, the Company agreed to honor the options held by NHP employees for NHP shares by converting the outstanding options to options for shares of the Company based on the underlying terms of the spin-off. No compensation expense was recorded related to these options. The Company granted 265,415 options in 1997 related to the conversion of the NHP options.

    The Company also issued options under its prior employee stock purchase plan during December 1997. Employees exercised the right to purchase 131,677 shares at a purchase price of $9.15 per share and 6,675 shares at a purchase price of $0.25 per share. The Company incurred compensation expense of $750 related to the issuance of these options. Subsequent to December 1997, no options under this plan were outstanding.

    In June 1999, the Company granted 522,500 non-qualified stock options to certain of its employees under its KEIP. These options were granted at an exercise price of $7.00 per share. The options vest over 31 months, have a ten-year life and are contingent upon continued employment of the individual and other factors as set forth in the agreement. No compensation expense was recorded related to these options.

    In December 1999, 1998 and 1997, the Company issued 5,000 non-qualified stock options to each of its non-employee members of the Board of Directors (a total of 30,000 options each year). The exercise price of these options was the market price of the Company's common stock on the date of each grant. Therefore, no expense was recognized upon issuance of these options. The options awarded to the Board of Directors vest 100 percent six months after the grant date and have a ten-year life.

    No options were granted prior to the fiscal year ended December 31, 1996. The following tables summarize the Company's stock option activity for the years ended December 31, 1999, 1998 and 1997:

	Options	Range of Exercise Prices	Weighted Average Exercise Price
Balance, December 31, 1996	—	—	—
Granted	707,017	$.25-9.15	$7.79
Exercised	(150,273)	4.88-9.15	8.81
Forfeited	—	—	—

Balance, December 31, 1997	556,744	3.96-9.15	7.51
Granted	606,104	3.96-26.12	12.12
Exercised	(126,073)	9.15-26.12	13.99
Forfeited	(15,429)	11.63	11.63

Balance, December 31, 1998	1,021,346	3.96-15.00	10.07
Granted	552,500	5.75—7.00	6.83
Exercised	—	—	—
Forfeited	(516,850)	6.73-15.00	12.24

Balance, December 31, 1999	1,056,996	$3.96-9.15	$7.25

    The following table provides certain information with respect to stock options outstanding and exercisable as of December 31, 1999:

	Options Outstanding			Options Exercisable
Range of Prices	Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$3.96-4.88	101,829	2.21 yrs	$4.41	101,829	$4.41
$5.75-7.00	656,667	9.10 yrs	6.83	276,042	6.73
$9.15	298,500	8.19 yrs	9.15	160,900	9.15

$3.96-9.15	1,056,996	8.18 yrs	$7.25	538,771	$7.02

    At December 31, 1999, there were 468,882 additional shares available for grant under the KEIP.

    The Company also granted 125,625, 118,000 and 20,000 restricted shares under its Key Employee Deferred Compensation Plan in 1999, 1998 and 1997, respectively. Compensation expense for the restricted shares is being recognized over the vesting period. The vesting period ranges from 13 months to five years. Vesting of the shares is contingent upon continued employment of the individual and other factors as set forth in the agreement. For 70,000 of the shares granted in 1998 (the "Performance Shares"), vesting is also contingent upon the achievement of certain performance objectives. Compensation expense related to Performance Shares will not be recognized until the performance objectives have been satisfied. The Company recognized compensation expense related to restricted shares of $223, $34 and $0 in 1999, 1998 and 1997, respectively.

    The weighted average fair value of restricted stock granted during the years ended December 31, 1999, 1998 and 1997 was $5.75, $6.26 and $9.15 per share, respectively, based on the market value at the date of grant.

    The weighted average fair value of options granted during the years ended December 31, 1999, 1998 and 1997 was $4.60, $3.78 and $9.19 per share, respectively, and were estimated using the Black—Scholes options valuation model with the following weighted average assumptions:

	1999	1998	1997
Expected life in years	10.0	10.0	8.6
Risk free interest rate	5.96%	4.75%	4.75%
Volatility	58.5%	20.0%	20.0%
Dividend yield	0.0%	0.0%	0.0%

    The Company applies APB 25 in accounting for its stock based compensation plans and has adopted the disclosure only provisions of SFAS 123, Accounting for Stock-Based Compensation. Under APB 25, no compensation cost has been recognized for certain of the Company's stock options awards because the option exercise price was equal to the fair market price of the common stock on the date of the grant. Under SFAS 123, stock options are valued at grant date using the Black-Scholes valuation model and compensation costs are recognized ratably over the vesting period of the options (generally five years). If the Company had determined compensation cost as prescribed by SFAS 123, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below:

	1999	1998	1997
Net income (loss):
As Reported	$1,155	$(33,322)	$2,442
Pro forma	681	(34,154)	2,244
Net income (loss) per common share—Basic:
As Reported	$0.11	$(6.38)	$0.57
Pro forma	0.07	(6.54)	0.53
Net income (loss) per common—Diluted:
As Reported	$0.11	$(6.38)	$0.55
Pro forma	0.06	(6.54)	0.50

(13) Employee Benefit Plans

    The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. Employees may contribute to the plan up to 15 percent of their salary, up to the maximum allowable by the Internal Revenue Code. Beginning in 1999, the Company will match each participating employee's contributions at 100 percent up to 3 percent of their salary and will match each participating employee's contributions at 50 percent of the next 2 percent of their salary. Prior to 1999, the Company matched each participating employee's contributions at 50 percent for an amount up to 5 percent of their salary. Company contributions vest 20 percent after the first year of employment and an additional 20 percent in each subsequent year until fully vested in the fifth year. The Company, at its discretion, may also make profit sharing contributions to the plan. Contributions by the Company were $572, $285 and $168 for the years ended December 31, 1999, 1998 and 1997, respectively.

    In July 1998, the Company established a qualified Employee Stock Purchase Plan ("ESPP"). Beginning in October 1998, the ESPP allows substantially all employees to participate in the purchase of designated shares of the Company's common stock through payroll deductions at a price equal to 95% of the closing price at the beginning of each quarterly stock purchase period. The Company issued 5,922 shares of common stock during 1999 under the ESPP plan at an average price of $5.09 per share. No shares were issued under the ESPP in 1998.

(14) Commitments and Contingencies

  (A) Leases

    The Company is obligated under noncancelable leases for office space, furniture and equipment. Minimum future lease payments are as follows as of December 31, 1999:

Year	Amount
2000	$4,750
2001	3,098
2002	2,752
2003	2,206
2004	1,867
Thereafter	4,675

Total	$19,348

    Rent expense was $4,590, $3,438 and $1,594, in the years ended December 31, 1999, 1998 and 1997, respectively.

  (B) Commitments

    The Company enters into commitments to extend credit to borrowers in the normal course of business. Normally, the Company simultaneously commits to sell the loan to an appropriate investor. Because the commitment for the loan normally occurs simultaneously with the investor commitment, the Company limits its exposure to interest rate changes for these transactions. As of December 31, 1999, the Company had floating rate and fixed rate commitments outstanding to originate multifamily and commercial mortgage loans in the approximate amounts of $91,000 and $108,000, respectively, with pre-existing investor sales commitments. In addition at December 31, 1999, WMF Carbon Mesa had a floating rate forward commitment to a borrower in the amount of $58,000, without a pre-existing investor sale commitment.

    The Company has established a letter of credit of $7,800 on behalf of Fannie Mae for the DUS program as of December 31, 1999. The Fannie Mae DUS letter of credit is secured by cash equivalents and mortgage-backed securities with a market value of $8,431 as of December 31, 1999. The Company also has outstanding an $800 letter of credit related to the lease of certain office space. This letter of credit is secured by cash on deposit with a bank of $837.

    As of December 31, 1999, the Company has a commitment to invest up to an additional $5,710 in COMIT. This commitment expires June 12, 2000.

  (C) Litigation

    Two lawsuits were filed against WMF Capital Corp. alleging, among other things, a breach by WMF Capital Corp. of its commitment to lend funds to the respective plaintiffs. These lawsuits have been settled and dismissed at or below amounts previously accrued.

    The Company is involved in other litigation related to the normal course of its business. Management is of the opinion that the litigation will not have a material adverse impact on the Company's financial position or results of operations.

(15) Related Party Transactions with COMIT

    In June 1998, the Company began investing in COMIT, a commercial mortgage REIT of which the Company owns a non-controlling minority interest (less than 20 percent). COMIT invests in multifamily and commercial mortgages, primarily those originated by the Company that are not sold in securitizations (during 1998) or to other institutional investors. These types of multifamily and commercial loans include bridge, mezzanine and structured transactions. Two of the Company's major stockholders are also major stockholders of COMIT.

    As of December 31, 1999 and 1998, the Company's investment in COMIT was $1,594 and $3,780, respectively. At December 31, 1998, the Company owed a subordinated note to COMIT in the amount of $3,901. This note was repaid in March 1999. In addition, WMF Carbon Mesa is the fund manager for COMIT and received $2,046 and $137 in management fees for services rendered to COMIT during 1999 and 1998, respectively. WMF Huntoon Paige services loans for COMIT and received fees of $80 and $3 in 1999 and 1998, respectively. The Company also has a commitment to invest up to an additional $5,710 in COMIT.

(16) Disclosures of Fair Value of Financial Instruments

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

	1999		1998
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash, cash equivalents and restricted cash	$9,815	$9,815	$22,295	$22,295
Mortgage-backed securities	6,163	6,176	6,195	6,213
Mortgage loans held for sale, pledged	15,381	15,381	34,217	34,217
Investment in COMIT	1,594	1,594	3,780	3,780
Servicing rights, net	33,476	77,736	26,243	51,200
Liabilities:
Warehouse lines of credit	15,408	15,408	39,519	39,519
Revolving credit facility	14,320	14,320	31,519	31,519
Term loan	22,500	22,500	—	—
Subordinated note	—	—	3,901	3,901
Servicing acquisition loan	—	—	4,212	4,212

Off-balance sheet instruments:
Non-capitalized servicing rights	$—	$45,636	$—	$35,570

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

  (B) Mortgage-Backed Securities

    The fair value of the Ginnie Mae portion of the mortgage-backed securities was estimated based on bid quotations received from securities dealers. The CTL portion of the mortgage-backed securities are carried at fair value which was determined as the lower of its call value or the present value of the related cash flows discounted at an appropriate risk adjusted rate.

  (C) Mortgage Loans Held for Sale, Pledged

    For mortgage loans held for sale, fair value was estimated based on outstanding commitments from investors or current inventory yield requirements calculated on an aggregate basis. The fair market value of loans held for sale also includes the fair value of commitments to extend credit to borrowers for which a pre-existing investor sale commitment does not exist. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of such commitments is considered in the calculation of the lower of cost or market calculations for mortgage loans held for sale.

  (D) Servicing Rights (Capitalized and Non-capitalized)

    The estimated fair value was determined using a discounted cash flow valuation model incorporating prepayment, default, cost to service and interest rate assumptions to the underlying loans.

  (E) Warehouse Lines of Credit, Servicing Acquisition Loan and Revolving Credit Facility

    The estimated fair value of the warehouse lines of credit, servicing acquisition loan and revolving credit facility, each of which are short-term liabilities with variable interest rates, approximates their carrying values.

  (F) Term Loan

    The carrying value of the term loan approximates its estimated fair value, which is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.

  (G) Off-balance Sheet

    The Company may use a variety of off-balance sheet investment products as part of its risk management strategy and in its loan origination activities. The most frequently used off-balances sheet investment products are various types of interest rate swaps and forward rate agreements. Off-balance sheet investment products are typically classified as hedges. The Company does not enter into financial instruments for trading purposes. As of December 31, 1999 and 1998, the Company had no off-balance sheet investments outstanding. During 1999, the Company did not enter into any off-balance sheet investments.

(17) Balance Sheet Classification

    The Company prepares its consolidated balance sheet using an unclassified balance sheet presentation as is customary in the mortgage banking industry. A classified presentation would have aggregated current assets, current liabilities, and net working capital as follows:

	1999	1998
Current assets	$26,688	$49,980
Current liabilities	29,455	55,649

Net working capital (deficit)	$(2,767)	$(5,669)

(18) Segment Reporting

    Beginning in 1998, the Company has divided its operations into three reportable business segments; Mortgage Banking, Advisory Services and Capital Markets based primarily on similarities in economic characteristics, products and services and type of customer. Only one reportable business segment existed prior to 1998.

    The reporting segments follow the same accounting policies used for the Company's consolidated financial statements which are described in the summary of significant accounting policies. Management evaluates a segment's performance based on earnings before non-operating interest expense and taxes. The Mortgage Banking segment includes corporate administrative expenses.

    The following table sets forth both information derived from the Company's consolidated statements of operations and reconciles the summary segment information to the consolidated statement of operations for each of the years ended December 31, 1999, 1998 and 1997:

	1999	1998	1997
Revenue:
Mortgage Banking (1)	$64,435	$67,567	$44,645
Advisory Services	2,486	1,490	—
Capital Markets	935	3,484	—

Total	67,856	72,541	44,645
Expenses:
Mortgage Banking (1)	$56,455	$59,169	$39,116
Advisory Services	2,446	2,114	—
Capital Markets	1,471	60,379	—

Total	60,372	121,662	39,116
Earnings (loss) before non-operating interest expense and taxes:
Mortgage Banking (1)	7,980	8,398	5,529
Advisory Services	40	(624)	—
Capital Markets	(536)	(56,895)	—

Total	7,484	(49,121)	5,529
Non-operating interest expense	2,157	3,267	758

Pretax income (loss)	5,327	(52,388)	4,771
Provision (benefit) for income taxes	4,172	(19,066)	2,329

Net income (loss)	$1,155	$(33,322)	$2,442

(1)
The Mortgage Banking segment includes corporate administrative expenses.

    The following table sets forth information derived from the Company's consolidated balance sheet for the date presented:

	1999	1998	1997
Assets:
Mortgage Banking	$97,980	$131,264	$119,331
Advisory Services	6,165	4,705	—
Capital Markets	7,116	8,558	—

Total	$111,261	$144,527	$119,331

    The Mortgage Banking segment includes corporate and administration assets.

(19) Subsequent Events

    In March of 2000, the Company entered into an agreement whereby the Company invested $1,980 to acquire a 10% interest in a newly formed entity. The only assets of this newly formed entity are performing variable rate multifamily and commercial loans totaling approximately $133,500. The Company will account for its investment at cost. WMF Carbon Mesa will be the manager of the newly formed entity's portfolio and WMF Huntoon Paige is expected to become the servicer on the loans.