Form 10-K/A
period 1999-12-31
WMF GROUP LTD
filed 2000-04-28
CIK 1039206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1999

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from                to

Commission File Number 000-22567

The WMF Group, Ltd.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1647759 (I.R.S. Employer identification no.)
1593 Spring Hill Road, Suite 400 Vienna, Virginia (Address of principal executive offices)	22182 (Zip code)

Registrant's telephone number, including area code (703) 610-1400
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $.01 par value	Name of Each Exchange on Which Registered The Nasdaq Stock Market

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

DOCUMENTS INCORPORATED BY REFERENCE:
NONE.

EXPLANATORY NOTE

    The registrant hereby amends Part III of its Annual Report on Form 10-K for the year ended December 31, 1999, as follows:

PART III

Item 10. Directors and Executive Officers of the Registrant

Board of Directors

    The following persons currently serve as members of the Board of Directors of the Company.

Name	Age	Position
Shekar Narasimhan	46	Chairman and Chief Executive Officer
Charles H. Cremens	46	Director, President and Chief Operating Officer
Mohammed A. Al-Tuwaijri	44	Director
Michael R. Eisenson	44	Director
J. Roderick Heller III	62	Director
Tim R. Palmer	42	Director
John D. Reilly	57	Director
Herbert S. Winokur, Jr.	56	Director

    Shekar Narasimhan has served as a Director and Chief Executive Officer of the Company since 1992 and as a Director, President and Chief Executive Officer of WMF Washington Mortgage Corp., a subsidiary of the Company ("Washington Mortgage"), since its incorporation in 1990. In 1999, he was appointed Chairman of the Board. From 1992 to 1999, he also served as President of the Company. Mr. Narasimhan has 20 years of experience in property management and real estate mortgage finance, primarily for multifamily properties. He has been a member of the Board of Governors of the Mortgage Bankers Association of America (the "MBA") since 1995 and served as the Chairman of the MBA's Commercial/Multifamily Board. Mr. Narasimhan was the 1996 recipient of the MBA's Burton C. Wood Legislative Service Award and the 1999 recipient of the Distinguished Service Award.

    Charles H. Cremens has served as a Director, President and Chief Operating Officer of the Company since 1999. Prior to 1999, Mr. Cremens was self-employed as a consultant and provided consulting services to the Company. From 1996 to 1998, Mr. Cremens was the Chief Investment Officer for Beacon Properties Corp., a real estate investment trust that invests in office properties. From 1993 to 1996, he was employed by Aetna Life Insurance Company as its head of mortgage and real estate investments. Prior to that time, he held various senior management positions at the Bank of Boston.

    Mohammed A. Al-Tuwaijri has served as a Director of the Company since 1992. He was Chairman of the Company's Board from 1992 to 1996. He served as a Director of Washington Mortgage from 1990 to 1996 and was Chairman of Washington Mortgage's Board from 1991 to 1996. He also served as a Director of WMF/Huntoon, Paige Associates Limited ("WMF/Huntoon, Paige"), another subsidiary of the Company, from 1991 to 1996. Mr. Al-Tuwaijri has been President of Dar Al-Majd Consulting Engineers since 1981 and serves as a Director of Al-Thomad Trading & Contracting.

    Michael R. Eisenson has served as a Director of the Company since 1997. He also served as a Director of NHP Incorporated ("NHP") from 1990 until May 1997. Since July 1998, Mr. Eisenson has been a Managing Director and the Chief Executive Officer of Charlesbank Capital Partners, LLC ("Charlesbank"), a private investment firm located in Boston and the successor to Harvard Private Capital Group, Inc. ("Harvard Private Capital"). Mr. Eisenson is a co-founder of Charlesbank. From 1986 through June 1998, Mr. Eisenson was the President and Chief Executive Officer of Harvard Private Capital, which managed the private equity and real estate portfolios of the Harvard University endowment fund. Charlesbank is the investment advisor to Demeter Holdings Corporation

("Demeter"), a controlling stockholder of the Company, and to Phemus Corporation ("Phemus"), an investment affiliate of Demeter. Mr. Eisenson is a Director of CCC Information Services Group, Inc., Harken Energy Corporation, ImmunoGen, Inc., Playtex Products, Inc. and United Auto Group, Inc.

    J. Roderick Heller III has served on the Company's Board of Directors since 1996 and served as Chairman of the Board from 1996 to 1999. Mr. Heller is currently the Chairman and Chief Executive Officer of Carnton Capital Associates, L.L.P., an investment company located in Washington, D.C. He served as a Director, President and Chief Executive Officer of NHP beginning in 1986 and served as Chairman of NHP's Board from 1988 to 1997. From 1982 until 1985, Mr. Heller served as President and Chief Executive Officer of Bristol Compressors, Inc., a Bristol, Virginia-based company involved in the manufacturing of air conditioning compressors. From 1971 until 1982, he was a partner in the Washington, D.C. law firm of Wilmer, Cutler & Pickering. Mr. Heller is a Director of Auto-Trol Technology Corporation and City First Bank of D.C.

    Tim R. Palmer has served as a Director of the Company since 1996. He also served as a Director of NHP from 1990 until May 1997. Since July 1998, Mr. Palmer has been a Managing Director of Charlesbank. Mr. Palmer is a co-founder of Charlesbank. From 1990 to June 1998, Mr. Palmer was a Managing Director of Harvard Private Capital. From 1987 to 1990, Mr. Palmer was Manager—Business Development at The Field Corporation, a private investment firm. Mr. Palmer is a Director of Bell Sports.

    John D. Reilly has served as a Director of the Company since 1996. He is the President of Reilly Investment Corporation, a real estate investment company, and from 1991 through 1994 he was Executive Director of Reilly Mortgage Group, Inc., a mortgage banking and servicing company. Mr. Reilly serves as a Director of Mexico Private Equity Fund.

    Herbert S. Winokur, Jr.  has served as a Director of the Company since 1997. He also served as a Director of NHP from 1991 until May 1997. Since 1987, he has served as the President and Chief Executive Officer of Capricorn Holdings, Inc., a private investment company. Mr. Winokur is also the Managing General Partner of Capricorn Investors, L.P., Capricorn Investors II, L.P. and Capricorn Investors III, L.P., private investment partnerships concentrating on investments in restructure situations. Prior to 1987, Mr. Winokur was Senior Executive Vice President and Director of Penn Central Corporation. Mr. Winokur serves as a Director of DynCorp, Enron Corp., Azurix Corp., Mrs. Fields Holding Company, Inc., and CCC Information Services Group, Inc.

Executive Officers

    The executive officers and certain other officers of the Company are as follows:

Name	Age	Position
Shekar Narasimhan	46	Chairman Chief Executive Officer
Charles H. Cremens	46	Director, President and Chief Operating Officer
Mitchell D. Clarfield	40	Executive Vice President—Advisory Services
James L. Clouser	58	Executive Vice President—FHA Business
Douglas J. Moritz	50	Executive Vice President—Multifamily Business
Glenn A. Sonnenberg	43	Executive Vice President—Advisory Services
Clarke B. Welburn	52	Executive Vice President—Risk Management
Joan C. May	43	Senior Vice President and Chief Underwriter—Multifamily
Elizabeth Whitbred-Snyder	45	Executive Vice President, Chief Financial Officer and Treasurer

    Information regarding the executive officers of the Company other than Mr. Narasimhan and Mr. Cremens is set forth below. Information regarding Mr. Narasimhan and Mr. Cremens is set forth under "Directors," above.

    Mitchell D. Clarfield has served as an Executive Vice President of the Company since 1998. Mr. Clarfield also serves as co-Chief Executive Officer of WMF Carbon Mesa Advisors, Inc., a subsidiary of the Company. From 1994 to 1998, Mr. Clarfield was the founder and served as President and Chief Executive Officer of Carbon Mesa Advisors, Inc. From 1990 to 1993, Mr. Clarfield served as Senior Vice President of Secured Capital Corp., a Los Angeles-based investment advisory firm. Prior to that, Mr. Clarfield served as Vice President in the Commercial Mortgage Trading Group of Drexel Burnham Lambert.

    James L. Clouser has served as an Executive Vice President of the Company since 1997. Mr. Clouser is the President and Chief Executive Officer of WMF/Huntoon, Paige. He joined WMF/Huntoon, Paige in 1979 and served as President and Chief Operating Officer of that subsidiary from 1989 until 1999. Mr. Clouser has 23 years of real estate finance experience. He is active in the MBA and sits on the Insured Project and Income Producing Loan Subcommittee of the MBA. Mr. Clouser is a regular speaker at MBA seminars and conventions and was contributing editor to the MBA Servicing Handbook.

    Douglas J. Moritz has served as an Executive Vice President of the Company since 1997. He currently serves as Chief Executive Officer—Multifamily Business of Washington Mortgage. Mr. Moritz joined Washington Mortgage in 1988, serving as Executive Vice President—Lending from 1990 to 1996. Mr. Moritz has 28 years of experience in the multifamily industry, with 17 years of experience in multifamily finance. He has served on the Board of Governors of the Mortgage Bankers Association of Metropolitan Washington, Inc. (the "Association") since 1993, was the Chairman of the Association's Income Property Committee in 1995 and 1996 and served as the Association's President in 1997 and Chairman of the Board in 1998. Mr. Moritz was a member of the Fannie Mae DUS Lenders' Advisory Council from 1996 to 1998.

    Glenn A. Sonnenberg has served as Executive Vice President since 1998. Mr. Sonnenberg also served as Chief Operating Officer of the Company from 1998 to 1999. Mr. Sonnenberg also serves as co-Chief Executive Officer of WMF Carbon Mesa Advisors, Inc. From 1996 to 1998, Mr. Sonnenberg served as Managing Director of Carbon Capital Mortgage Partners and as Principal of Strategic Real Estate Partners. From 1995 to 1996, Mr. Sonnenberg served as President and Chief Executive Officer of ING Real Estate Investors. From 1994 to 1995, Mr. Sonnenberg served as Executive Vice President and co-Chief Executive Officer of Kearny Street Real Estate Company. From 1980 to 1993, Mr. Sonnenberg was a partner in the Los Angeles law firm of Allen, Matkins, Leck, Gamble & Mallory.

    Clarke B. Welburn has served as Executive Vice President of the Company since 1997. He also serves as Executive Vice President—Risk Management for Washington Mortgage. From 1990 to 1996, he served as Executive Vice President—Credit Policy for Washington Mortgage. Mr. Welburn joined Washington Mortgage in 1988. Mr. Welburn has 27 years of lending experience.

    Joan C. May has served as Senior Vice President of the Company since 1997. Since 1992, Ms. May has served as Senior Vice President and Chief Underwriter of Washington Mortgage. Ms. May joined Washington Mortgage in 1989, serving as Vice President—Underwriting from 1990 to 1992. She has 16 years of real estate lending experience.

    Elizabeth Whitbred-Snyder has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company since 1999. From 1997 to 1999, she was a Senior Vice President and Assistant Secretary of the Company. From 1990 to 1997, Ms. Whitbred-Snyder served as Controller of Washington Mortgage. In addition, Ms. Whitbred-Snyder served as Vice President of Washington

Mortgage from 1990 to 1992. She is a certified public accountant and has 16 years of financial services experience.

Compliance with Section 16 of the Securities Exchange Act of 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who beneficially own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Based solely on its review of the copies of such reports received by it, the Company believes that during the fiscal year ended December 31, 1999, all filing requirements applicable to its officers, directors and such 10% beneficial owners were complied with except that Messrs. Al-Tuwaijri and Moritz and Ms. May were each late in filing a Form 5 with respect to one transaction.

Item 11. Executive Compensation

Summary Compensation Table

    The following table sets forth information with respect to the compensation paid by the Company for services rendered during the years ended December 31, 1999, 1998 and 1997 to the Named Executive Officers.

Summary Compensation Table

Long Term Compensation Awards
Annual Compensation
Name and Principal Position				Restricted Stock ($) (2)	Options (#)	All Other Compensation(3)
	Year	Salary	Bonus (1)
Shekar Narasimhan Chairman and Chief Executive Officer	1999 1998 1997	$254,819 275,000 250,000	$0 0 175,000	$0 120,000 0	50,000 20,000 84,000	$8,140 5,740 10,383
Mitchell D. Clarfield Executive Vice President	1999 1998 1997	$175,000 131,250 n/a	$65,000 94,061 n/a	$0 150,000 n/a	40,000 21,000 n/a	$6,400 1,956 n/a
James L. Clouser Executive Vice President	1999 1998 1997	$165,000 165,000 155,000	$25,000 70,000 92,500	$57,500 0 0	40,000 0 21,000	$11,125 8,500 4,000
Douglas J. Moritz Executive Vice President	1999 1998 1997	$185,000 185,000 175,000	$50,000 100,000 92,500	$57,500 0 0	40,000 5,000 21,000	$9,280 5,740 11,075
Glenn A. Sonnenberg Chief Operating Officer	1999 1998 1997	$175,000 131,250 n/a	$65,000 94,061 n/a	$0 150,000 n/a	40,000 21,000 n/a	$7,420 5,337 n/a

(1)
The amounts reported for 1997 were paid in 1998. The amounts reported for 1998 were paid in 1999, and the amounts reported for 1999 were paid in 2000, except for the amounts for Messrs. Clarfield and Sonnenberg who received draws against their bonus in 1999.

(2)
On December 31, 1998, the Company issued 20,000 shares of restricted stock to Mr. Narasimhan. The shares will vest only upon a change of control of the Company resulting in Mr. Narasimhan's termination or the Company's achieving certain performance goals. If the shares do not vest before midnight on June 30, 2000, the restricted stock will be forfeited.

  On December 31, 1998, the Company issued 25,000 shares of restricted stock to Mr. Clarfield and 25,000 shares of restricted stock to Mr. Sonnenberg. These shares will vest (A) if there is a transfer of control of the Company resulting in the stock owner's termination or (B) if the Company achieves certain performance goals. If the shares do not vest before midnight on June 30, 2000, the restricted stock will be forfeited.

  In addition to the above terms, the restricted stock awarded to Messrs. Narasimhan, Clarfield and Sonnenberg may be forfeited under certain other circumstances. The dollar value of each restricted stock award is based on The Nasdaq Stock Market closing price per share of WMF common stock on the date of the award. As of December 31, 1999, the Company had 263,625 outstanding shares of restricted stock with a value of $1,515,844. Holders of restricted stock are entitled to receive dividends on those shares, if the Company issues dividends.

(3)
These amounts represent the Company's payment of life insurance premiums and matching contributions to the Company's 401(k) Retirement Plan.

Stock Options

    The following table sets forth certain information regarding options granted to the Named Executive Officers during the year ended December 31, 1999.

Options Granted in Last Fiscal Year

						Potential Realizable Per Share Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
		Percent of Total Options Granted in Fiscal Year(1)
	Options Granted		Exercise Prices	Market Price on Grant Date ($/sh)
Name					Expiration Date
	(#)		($/sh)			5%($)	10%($)
Shekar Narasimhan	50,000(2)	9.05%	$7.00	$6.81	6/10/2009	$4.09(3)	$10.66(4)
Mitchell D. Clarfield	40,000(2)	7.24%	$7.00	$6.81	6/10/2009	$4.09(3)	$10.66(4)
James L. Clouser	40,000(2)	7.24%	$7.00	$6.81	6/10/2009	$4.09(3)	$10.66(4)
Douglas J. Moritz	40,000(2)	7.24%	$7.00	$6.81	6/10/2009	$4.09(3)	$10.66(4)
Glenn A. Sonnenberg	40,000(2)	7.24%	$7.00	$6.81	6/10/2009	$4.09(3)	$10.66(4)

(1)
Percentages indicated are based on a total of 552,500 options granted to 42 employees during the fiscal year ended December 31, 1999.

(2)
These options were awarded on June 10, 1999 and vest 25% on June 30, 1999, 25% on January 31, 2000, 25% on January 31, 2001 and 25% on January 31, 2002.

(3)
Based on the difference between the strike price and $6.81 appreciated 5% per year over the 10-year option term ($11.09).

(4)
Based on the difference between the strike price and $6.81 appreciated 10% per year over the 10-year option term ($17.66).

Option Exercises and Holdings

    The following table sets forth certain information regarding unexercised options held by the Named Executive Officers on December 31, 1999. No Named Executive Officer exercised options during the year ended December 31, 1999.

Aggregated Year-End 1999 Option Values

	Number of Securities Underlying Unexercised Options at December 31, 1999
			Value of Unexercised In the Money Options at December 31, 1999(1)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Shekar Narasimhan	89,567	71,100	$—	$—
Mitchell D. Clarfield	14,200	46,800	$—	$—
James L. Clouser	27,600	38,400	$—	$—
Douglas J. Moritz	29,267	38,400	$—	$—
Glenn A. Sonnenberg	14,200	46,800	$—	$—

(1)
Based on The Nasdaq Stock Market closing price of the underlying common stock on December 31, 1999 of $5.75, minus the exercise price. As of December 31, 1999, none of the options held by the Named Executive Officers were in-the-money options.

Employment and Related Contracts

    Except as described below, none of the Named Executive Officers has an employment contract with the Company.

    On April 1, 1998, Messrs. Clarfield and Sonnenberg each entered into five-year employment contracts with the Company. Pursuant to the contracts, Messrs. Clarfield and Sonnenberg each receive a $175,000 annual base salary and are eligible for incentive bonuses and stock options. During the first two years of the contracts, Messrs. Clarfield and Sonnenberg received $65,000 as advances against incentive bonuses earned during the contract period. The base salary amount will be reviewed annually and may be adjusted, with the consent of Messrs. Clarfield and Sonnenberg. In addition to benefits provided generally to all of the Company's executive employees, Messrs. Clarfield and Sonnenberg are entitled to four weeks of paid vacation per year, dining or golf club membership, liability insurance and a life insurance policy.

    If Mr. Clarfield or Mr. Sonnenberg is terminated without cause, he will be paid his then current salary for one year. Messrs. Clarfield and Sonnenberg are also entitled to a pro-rated incentive bonus for the year in which the termination occurs, vesting of all options owned at the time of termination and incentive compensation for three years following the termination. The amount of incentive compensation is calculated based on the incentive bonus pool for the year preceding the termination and the Company's net income attributable to assets acquired during or immediately after the employment period.

    Messrs. Clarfield and Sonnenberg are also entitled to the above severance payments if they resign because the Company has materially breached their employment agreements. If upon termination without cause or resignation after the Company's material breach of the employment agreements, Mr. Clarfield or Mr. Sonnenberg wishes to be released from certain non-competition agreements with the Company, he may waive his right to severance payments. If Mr. Clarfield or Mr. Sonnenberg is terminated because of a physical or mental disability which prevents him from performing his duties for 180 days out of any 12-month period, he will be entitled to receive $20,000 per month for 12 months after his termination.

    For purposes of the above paragraphs, "cause" is defined as: (A) the engaging by the employee in any act of dishonesty, including the appropriation or attempted appropriation of a material business opportunity of the Company; (B) the conviction of the employee of a felony, any crime involving moral turpitude, or any other crime which jeopardizes the Company's liability insurance; or (C) a material breach of the employment agreement by the employee, which is not corrected within 30 days.

    Each of the Named Executive Officers has entered into a Key Employee Incentive Award Agreement with the Company, pursuant to which the Named Executive Officer's unvested options will vest immediately and in their entirety upon a "transfer of control" of the Company (as defined below). Additionally, the Company provides certain severance arrangements for Messrs. Narasimhan and Moritz. If such employee is terminated without "cause" (as defined below), that employee will be paid his then current salary for two years in the case of Mr. Narasimhan, as Chief Executive Officer ("CEO"), or for one year in the case of Mr. Moritz.

    If a Named Executive Officer's employment is terminated within 180 days of a "transfer of control" of the Company (as defined below), Mr. Narasimhan, as the CEO, would be paid his then current salary for three years and Messrs. Clarfield, Moritz, Sonnenberg and Clouser would each be paid their then current salary for two years. The Company has required each of the Named Executive Officers to agree to refrain from competing in the business of mortgage origination and servicing during his employment with the Company and, after such employment is terminated, for the greater of one year or the period during which such employee is receiving severance benefits. In addition, the Company has required such officers to agree to refrain from disclosing confidential information about the Company during their employment and indefinitely thereafter.

    For purposes of the Key Employee Incentive Award Agreement, "cause" means (A) the engaging by the employee in any act of dishonesty in connection with the performance of his or her employment duties and responsibilities, (B) the conviction of the employee of a felony, (C) the failure of the employee to perform his or her duties or responsibilities or (D) the inability of the employee to perform his or her duties or responsibilities for a period of more than 120 consecutive days due to physical or mental illness or incapacity. For purposes of the arrangements described in the above paragraph, "transfer of control" means (i) a transfer of a majority of the Company's voting stock outstanding on the day of the transfer, (ii) a sale of substantially all of the Company's assets to any entity or person unaffiliated with the Company, (iii) the consolidation of the Company with, or its merger into, any unaffiliated corporation or (iv) the dissolution of the Company.

Compensation Committee Interlocks and Insider Participation

    The Compensation Committee of the Board of Directors consists of Messrs. Heller, Eisenson and Winokur. The Compensation Committee is charged with determining the compensation of all executive officers upon consultation with the Chairman of the Board. Mr. Heller is an employee of the Company. Neither Mr. Eisenson nor Mr. Winokur has ever been an officer or employee of the Company. Mr. Heller is a director and shareholder of Redbricks.com, LLC, in which the Company has a 15% equity interest. Mr. Eisenson is an officer of Charlesbank, the investment advisor for Demeter, which, with its affiliates, controls 44.35% of the Company's common stock. Mr. Winokur is an officer of Capricorn Investors II, L.P. ("Capricorn"), which controls 15.62% of the Company's common stock. Demeter and Capricorn have engaged in several transactions with the Company during 1999, as described under Item 13.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

    The following table sets forth, as of April 1, 2000, the number and percentage of outstanding shares of the Company's common stock beneficially owned by all persons known by the Company to own beneficially more than 5% of the Company's common stock.

Name and Address of Beneficial Owner	Number	Percent
Demeter Holdings Corporation (1) 600 Atlantic Ave. Boston, MA 02210	5,435,902	44.35%
Michael R. Eisenson (2) 600 Atlantic Ave. Boston, MA 02210	5,435,902	44.35%
Tim R. Palmer (2) 600 Atlantic Ave. Boston, MA 02210	5,435,902	44.35%
Herbert S. Winokur, Jr. (3) 30 East Elm Street Greenwich, CT 06830	1,914,065	15.62%
Capricorn Investors II, L.P. (4) 30 East Elm Street Greenwich, CT 06830	1,740,532	14.20%

(1)
Includes: (A) 5,134,483 shares of common stock owned directly by Demeter; (B) 281,419 shares of common stock owned by Phemus, and (C) 20,000 shares subject to options that are exercisable currently or within 60 days of the date of this report.

(2)
Includes: (A) 5,134,483 shares of common stock held directly by Demeter; (B) 281,419 shares of common stock owned by Phemus, and (C) 20,000 shares subject to options that are exercisable currently or within 60 days of the date of this report. Messrs. Eisenson and Palmer disclaim beneficial ownership of all the shares held by Demeter and Phemus. Messrs. Eisenson and Palmer are also directors of the Company, but have not been listed separately in the following Officers and Directors chart.

(3)
Includes: (A) 1,730,532 shares beneficially owned by Capricorn Investors II, L.P., (B) 163,533 shares beneficially owned by Capricorn Holdings, Inc., (C) 10,000 shares owned by two revocable trusts benefiting members of Mr. Winokur's family and (D) 10,000 shares subject to options that are exercisable currently or within 60 days of the date of this report.

(4)
Includes all shares and options owned by Capricorn Investors II, L.P., of which Capricorn Holdings, LLC is the general partner.

Security Ownership of Management

    The following table sets forth, as of April 1, 2000, the number and percentage of outstanding shares of the Company's common stock beneficially owned by (i) each director and director nominee who was not listed as a 5% beneficial owner, (ii) the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company (the "Named Executive Officers"), and (iii) all directors and executive officers as a group. The business address of each of the following persons is 1593 Spring Hill Road, Suite 400, Vienna, Virginia 22182, unless otherwise specified.

Name and Address of Beneficial Owner	Number	Percent
Mohammed A. Al-Tuwaijri (1) P.O. Box 60212 Tamaneen Street Riyadh 11545 Saudi Arabia	155,040	1.27%
J. Roderick Heller III (2) 2445 M Street, N.W., Suite 460 Washington DC 20037	299,754	2.45%
John D. Reilly (3) 5335 Wisconsin Avenue, N.W. #440 Washington, D.C. 20015	220,033	1.80%
Shekar Narasimhan (4)	339,322	2.77%
Mitchell D. Clarfield (5)	220,670	1.80%
James L. Clouser (6)	52,800	*
Douglas J. Moritz (7)	56,800	*
Glenn A. Sonnenberg (8)	85,576	*
Charles H. Cremens (9)	2,500	*
All directors and executive officers as a group (15 persons) (10)	8,733,355	71.23%

*
Less than 1%

(1)
Includes: (A) 145,040 shares of common stock owned by Commonwealth Overseas Trading Company Limited, over which Mr. Al-Tuwaijri shares voting power with Mr. Narasimhan, and (B) 10,000 shares subject to options that are exercisable currently or within 60 days of the date of this report.

(2)
Includes: (A) 128,464 shares of unrestricted common stock owned directly by Mr. Heller; (B) 6,000 shares of common stock held in trust for Mr. Heller's grandchild, over which Mr. Heller has sole voting and investment control; (C) 35,000 shares held by the Heller Family Foundation, over which Mr. Heller shares control of voting and investment decisions with his children; and (D) 130,290 shares subject to options that are exercisable currently or within 60 days of the date of this report.

(3)
Includes: (A) 210,033 shares of unrestricted common stock held directly by Mr. Reilly, and (B) 10,000 shares subject to options that are exercisable currently or within 60 days of the date of this report. Excludes 23,108 shares held in trust for the benefit of Mr. Reilly's daughters, over which Mr. Reilly has no voting or investment control and of which Mr. Reilly disclaims beneficial ownership.

(4)
Includes: (A) 20,000 shares of restricted stock which will be forfeited on June 30, 2000, unless the Company first achieves certain performance goals; (B) 55,415 shares of unrestricted common stock owned directly by Mr. Narasimhan; (C) 145,040 shares of common stock owned by Commonwealth Overseas Trading Company Limited, over which Mr. Narasimhan shares voting power with Mr. Al-Tuwaijri, and (C) 118,867 shares subject to options that are exercisable currently or within 60 days of the date of this report.

(5)
Includes: (A) 124,845 shares of unrestricted common stock held directly by Mr. Clarfield; (B) 25,000 shares of restricted common stock held directly by Mr. Clarfield, which will be forfeited on June 30, 2000, unless the Company first meets certain performance goals; (C) 42,425 shares of unrestricted common stock held by Carbon Mesa Advisors, Inc., which is owned by Mr. Clarfield and his spouse, and (D) 28,400 shares subject to options that are exercisable currently or within 60 days of the date of this report.

(6)
Includes: (A) 1,000 shares of unrestricted common stock held directly by Mr. Clouser; (B) 10,000 shares of restricted stock held directly by Mr. Clouser, and (C) 41,800 shares subject to options that are exercisable currently or within 60 days of the date of this report.

(7)
Includes: (A) 3,333 shares of unrestricted common stock held directly by Mr. Moritz, (B) 10,000 shares of restricted common stock held directly by Mr. Moritz, and (C) 43,467 shares subject to options that are exercisable currently or within 60 days of the date of this report.

(8)
Includes: (A) 31,176 shares of unrestricted common stock owned directly by Mr. Sonnenberg; (B) 1,000 shares of unrestricted common stock owned jointly by Mr. Sonnenberg and his spouse; (C) 25,000 shares of restricted common stock owned directly by Mr. Sonnenberg, and (D) 28,400 shares subject to options that are exercisable currently or within 60 days of the date of this report.

(9)
Includes 2,500 shares subject to options that are exercisable currently or within 60 days of the date of this report.

(10)
Includes: (A) 5,134,483 shares of common stock beneficially owned by Demeter; (B) 281,419 shares of common stock beneficially owned by Phemus; (C) 1,730,532 shares of common stock beneficially owned by Capricorn Investors II, L.P.; (D) 163,533 shares of common stock beneficially owned by Capricorn Holdings, Inc.; and (E) 530,657 shares of common stock subject to options that are exercisable currently or within 60 days of the date of this report.

Item 13. Certain Relationships and Related Transactions

    During the year ended December 31, 1999, the Company engaged in the following transactions and is a party to the following agreements with entities in which its directors, director nominee or executive officers have the interests described.

    Effective March 1, 1999, Mr. Cremens and the Company entered into a consulting agreement pursuant to which the Company paid Mr. Cremens $10,000 per month as compensation for consulting services provided to the Company and its subsidiaries.

    On April 2, 1999, the Company and Carbon Capital Management modified the terms of an option to purchase certain of the assets of Carbon Capital Management, which the Company then exercised. Mr. Sonnenberg owns 48 percent of Carbon Capital Management and Mr. Clarfield owns 48 percent. The Company purchased assets of Carbon Capital Management for a total of $1.52 million in cash, promissory notes and 28,479 shares of the Company's common stock valued at $0.2 million.

    During 1999, the Company acquired a 15% ownership in interest in Redbricks.com, LLC ("Redbricks"). Messrs. Narasimhan and Heller serve on the Board of Directors of Redbricks. Also during 1999, Messrs. Narasimhan, Heller Al-Tuwaijri and Capricorn Investors II, L.P. purchased, in the aggregate, an approximate 2% ownership interest in Redbricks. Redbricks has entered into a credit agreement with Commonwealth Overseas Trading Company Limited, over which Mr. Al-Tuwaijri has control, whereby Commonweath Overseas Trading Company Limited has loaned Redbricks $1.5 million.

    During 1999, the Company engaged in transactions with Commercial Mortgage Investment Trust, Inc. ("COMIT"), Demeter (or its affiliate, Harvard Private Capital Holdings, Inc. ("HPCH")), Phemus and Capricorn. Messrs. Eisenson and Palmer are officers of Charlesbank, which is the investment advisor to Demeter, Phemus and HPCH. Mr. Winokur is the Managing General Partner of Capricorn. WMF Carbon Mesa manages COMIT, and Messrs. Narasimhan, Eisenson, Palmer, Welburn, Clarfield and Sonnenberg serve as officers and/or directors of COMIT.

    In June of 1998, the Company, HPCH and Capricorn created COMIT, a real estate investment trust. On September 4, 1998, COMIT and the Company entered into a Credit Agreement pursuant to which COMIT loaned the Company $20 million. HPCH contributed $16 million and Capricorn contributed $4 million to fund the loan. In connection with the loan, the Company issued warrants to COMIT to purchase 1,200,000 shares of the Company's common stock at $11.25 per share. COMIT transferred those warrants to HPCH and Capricorn. On March 12, 1999, the Company repaid the loan, and the warrants were canceled.

    On December 31, 1998, Demeter, Phemus and Capricorn purchased 3,635,972 shares of the Company's Class A Non-Voting Convertible Preferred Stock (the "Class A Stock") for a total purchase price of approximately $16.6 million. Each share of Class A Stock was converted to one share of the Company's common stock on January 14, 1999. Demeter, Phemus and Capricorn further agreed that they would purchase up to a total of 664,028 shares from the Company, to the extent that the Company's rights offering was not fully subscribed. On March 19, 1999, Demeter, Phemus and Capricorn purchased a total of 664,028 shares pursuant to that agreement, for total proceeds to the Company of approximately $3.3 million. On March 31, 1999, Capricorn purchased an additional 34,520 shares of the Company's common stock for $0.2 million. The Company used the proceeds from sales to Demeter, Capricorn and Phemus and the rights offering to repay the loan from COMIT and for other operating purposes.

PART IV

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

    A. The following documents were previously filed as part of the annual report on Form 10-K filed by the Company on March 24, 2000.

    1.
    The Consolidated Financial Statements of The WMF Group, Ltd.

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
10.19	Series 2 Warrant Agreement, dated December 31, 1998, between the Company and HN Acquisitions, Inc.*

10.20	Series 3 Warrant Agreement, dated December 31, 1998, between the Company and HN Acquisitions, Inc.*
10.21	Registration Rights Agreement, dated December 30, 1998, between the Company and HN Acquisitions, Inc.*
10.22	Employment Agreement, dated Apri11, 1998, between the Company and Mitchell E. Clarfield.(8)
10.23	Employment Agreement, dated Apri11, 1998, between the Company and Glenn A. Sonnenberg.(8)
10.24	Warrant Agreement, dated as of June 23, 1999, between the Company and CKRS Investments, LLC.(9)
10.25	Registrations Rights Agreement, dated as of June 23, 1999, between the Company and CKRS Investments, LLC.(9)
10.26	Letter Agreement dated May 20, 1999, between the Company and Elizabeth Whitbred-Snyder.(10)
10.27	Letter Agreement dated June 7, 1999, between the Company and Charles H. Cremens.(10)
10.28
First Amendment to Credit and Security Agreement, dated as of September 23, 1999, between The WMF Group, Ltd., WMF Washington Mortgage Corp., WMF/Huntoon, Paige Associates Limited, WMF Proctor, Ltd., The Robert C. Wilson Company, The Robert C. Wilson Company—Arizona, WMF Carbon Mesa Advisors, Inc., Residential Funding Corporation, Bank United and Lasalle Bank National Association.(11)
11	Statement re Computation of Per Share Earnings*
21	Subsidiaries of the Registrant*
23	Consent of KPMG LLP
27	Financial Data Schedule*

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

*
Previously filed.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed as of April 27, 2000 on its behalf by the undersigned, thereunto duly authorized.

THE WMF GROUP, LTD.
By:	/s/ SHEKAR NARASIMHAN Shekar Narasimhan Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SHEKAR NARASIMHAN Shekar Narasimhan	Chairman of the Board and Chief Executive Officer	April 27, 2000
/s/ ELIZABETH WHITBRED-SNYDER Elizabeth Whitbred-Snyder	Executive Vice President, Chief Financial Officer and Treasurer	April 27, 2000
/s/ CHARLES H. CREMENS Charles H. Cremens	Director, President and Chief Operating Officer	April 27, 2000
/s/ MOHAMMED A. AL-TUWAIJRI Mohammed A. Al-Tuwaijri	Director	April 27, 2000
Michael R. Eisenson	Director
/s/ J. RODERICK HELLER III J. Roderick Heller III	Director	April 27, 2000

Tim R. Palmer	Director
/s/ JOHN D. REILLY John D. Reilly	Director	April 27, 2000
/s/ HERBERT S. WINOKUR Herbert S. Winokur	Director	April 27, 2000