Form 10-Q
period 2000-03-31
WMF GROUP LTD
filed 2000-05-11
CIK 1039206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-22567

THE WMF GROUP, LTD.

(Exact name of registrant as specified in its charter)

Delaware	54-1647759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)
1593 Spring Hill Road, Suite 400, Vienna, Virginia (Address of principal executive offices)	22182-2245 (Zip code)
Registrant's telephone number, including area code	(703) 610-1400

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, Yes  X  No

    At April 28, 2000, there were 10,958,302 shares if common stock, $.01 par value, outstanding.

The WMF GROUP, LTD.
Quarterly Report on Form 10-Q

Table of Contents

Page
Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
—As of March 31, 2000 (unaudited) and December 31, 1999	1
Consolidated Statements of Operations
—Three Months Ended March 31, 2000 and 1999 (unaudited)	2
Consolidated Statements of Cash Flows
—Three Months Ended March 31, 2000 and 1999 (unaudited)	3
Notes to Unaudited Consolidated Financial Statements	4
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	6
Part II—OTHER INFORMATION
Item 1. Legal Proceedings	14
Item 2. Change in Securities and Use of Proceeds	14
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 6. Exhibits and Reports on Form 8-K	14
Signatures	15

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

THE WMF GROUP, LTD.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	As of March 31, 2000	As of December 31, 1999
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,827	$2,101
Restricted cash	9,282	7,714
Mortgage-backed securities	6,155	6,163
Mortgage loans held for sale, pledged	56,211	15,381
Principal, interest and other servicing advances	1,606	1,492
Equity investments	3,607	1,594
Furniture, equipment and leasehold improvements, net	3,984	4,308
Servicing rights, net	33,491	33,476
Goodwill, net	22,599	23,085
Deferred tax asset, net	11,745	12,596
Other assets	2,919	3,351

Total assets	$153,426	$111,261

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$5,798	$9,123
Warehouse lines of credit	55,824	15,408
Revolving credit facility	16,020	14,320
Term loan	21,875	22,500
Escrows payable	3,729	2,223
Deferred fees	3,881	2,701
Accrued loan servicing losses	7,317	7,048

Total liabilities	114,444	73,323
Stockholders' equity:
Common stock, $.01 par value, 25,000,000 shares authorized; 11,214,117 and 11,187,117 issued and outstanding in 2000 and 1999, respectively	112	112
Treasury stock at cost: 342,710 and 396,321 shares in 2000 and 1999, respectively	(1,877)	(2,134)
Additional paid-in capital	68,133	68,530
Retained deficit	(27,386)	(28,570)

Total stockholders' equity	38,982	37,938

Total liabilities and stockholders' equity	$153,426	$111,261

The accompanying notes are an integral part of these consolidated financial statements.

THE WMF GROUP, LTD.

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2000	1999
	(Unaudited)
Revenue:
Servicing fees	$4,409	$3,626
Gain on sale of mortgage loans, net	4,164	5,873
Interest income	861	939
Placement fee income	2,846	2,023
Management fee income	750	304
Other income	1,241	337

Total revenue	14,271	13,102
Expenses:
Salaries and employee benefits	5,383	7,095
General and administrative	1,795	2,889
Occupancy	1,368	1,618
Provision for loan servicing losses	269	320
Interest	589	891
Amortization of servicing rights	1,793	1,286
Depreciation and amortization	833	778

Total expenses	12,030	14,877

Income (loss) before income taxes	2,241	(1,775)
Income tax provision (benefit)	1,057	(517)

Net income (loss)	$1,184	$(1,258)

Net income (loss) per share—Basic	$0.11	$(0.15)

Net income (loss) per share—Diluted	$0.11	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

THE WMF GROUP, LTD.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three Months Ended March 31,
	2000	1999
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,184	$(1,258)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of furniture, equipment and leasehold improvements	356	333
Amortization of mortgage servicing rights	1,793	1,286
Amortization of goodwill	477	445
Compensation related to stock and option awards	211	154
Provision for loan servicing losses	269	320
Non-cash charges for issuance of warrants	69	—
Deferred taxes, net	851	(790)
Mortgage loans originated	(212,428)	(246,718)
Mortgage loans sold	171,598	175,526
Decrease (increase) in principal, interest and other servicing advances	(114)	325
Decrease (increase) in restricted cash	(1,568)	4,626
Decrease in other assets	440	426
Decrease in accounts payable and accrued expenses	(3,316)	(3,670)
Increase (decrease) in escrow payable	1,506	(4,658)
Increase (decrease) in deferred fees	1,180	(510)

Net cash used in operating activities	(37,492)	(74,163)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(32)	(192)
Purchase of mortgage servicing rights	(26)	—
Origination of mortgage servicing rights	(1,782)	(2,460)
Equity investments	(2,013)	(2,081)

Net cash used in investing activities	(3,853)	(4,733)
Cash flows from financing activities:
Repayment of servicing acquisition line of credit	—	(4,212)
Increase in warehouse lines of credit, net	40,416	70,223
Increase (repayment) of revolving credit facility, net	1,700	(16,950)
Borrowings under term loan	—	25,000
Repayments of term loan	(625)	(625)
Proceeds from issuance of common stock and exercise of options	3	10,450
Purchase of treasury stock	(423)	—
Repayment of subordinated note	—	(3,901)

Net cash provided by financing activities	41,071	79,985
Net increase (decrease) in cash	(274)	1,089
Cash at beginning of period	2,101	8,897

Cash at end of period	$1,827	$9,986

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$536	$1,471
Cash paid during the period for income taxes	288	602
Noncash investing and financing activities:
Conversion of preferred stock to common stock	$—	$16,541
Issuance of warrants	69	—

The accompanying notes are an integral part of these consolidated financial statements.

THE WMF GROUP, LTD

Notes to Unaudited Consolidated Financial Statements

1. Organization

    The WMF Group, Ltd. and its subsidiaries (the "Company") is one of the largest independent commercial mortgage bankers in the United States as measured by servicing portfolio size, based on the 1999 survey published by the Mortgage Bankers Association of America ("MBA"). The Company is also the largest originator of Federal National Mortgage Association ("Fannie Mae") multifamily loans, based on statistics provided by Fannie Mae, and the largest originator of Federal Housing Administration ("FHA") insured multifamily and healthcare loans based on statistics provided by the United States Department of Housing and Urban Development ("HUD").

    The Company originates, underwrites, structures, places, sells and services multifamily and commercial real estate loans. Since the second quarter of 1998, the Company has operated commercial mortgage investment funds management and special asset management businesses. Through its relationships with Government Sponsored Enterprises ("GSEs"), investment banks, life insurance companies, commercial banks and other investors, the Company provides and arranges financing to owners of multifamily and commercial real estate on a nationwide basis using both a retail and wholesale network. The Company generates revenues through servicing fees, origination fees, net interest income on loans held for sale, placement fees and funds management fees.

    The Company is a Delaware corporation formed in October 1992. The Company has three direct wholly-owned subsidiaries: WMF Washington Mortgage Corp. ("WMF Washington Mortgage"), WMF CommQuote, Inc. ("WMF CommQuote"), which was formerly known as WMF Capital Corp., and WMF Carbon Mesa Advisors, Inc. ("WMF Carbon Mesa"), which are incorporated under the laws of Delaware. WMF Washington Mortgage's wholly-owned subsidiaries are WMF/Huntoon, Paige Associates Limited ("WMF Huntoon Paige") and The Robert C. Wilson Company ("WMF Robert C. Wilson"), which are incorporated under the laws of the states of Delaware and Texas, respectively.

2. Basis of Presentation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

    The consolidated financial statements of the Company as of March 31, 2000, and for the three-month periods ended March 31, 2000 and 1999, which are included herein, are unaudited and include all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows of the Company as of, and for the periods presented. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results that may be expected for the full year.

3. Equity Investment

    On March 17, 2000, the Company acquired a non-controlling minority interest (approximately 10%) in Commercial Asset Purchase Fund I LLC ("CAP Fund I") for approximately $2.0 million. CAP Fund I is a commercial mortgage fund which holds performing variable rate multifamily and commercial loans. The Company recorded its investment at cost. WMF Carbon Mesa is the manager of CAP Fund I and WMF Huntoon Paige services the loans held by CAP Fund I.

4. Balance Sheet Classification

    The Company prepares its consolidated balance sheet using an unclassified balance sheet presentation as is customary in the mortgage banking industry. A classified presentation would have aggregated current assets, current liabilities, and net working capital as follows, in thousands:

	As of March 31, 2000	As of December 31, 1999
Current assets	$68,926	$26,688
Current liabilities	69,232	29,455

Net working capital (deficit)	$(306)	$(2,767)

5. Litigation

    The Company is involved in litigation related to the normal course of its business. Management is of the opinion that the litigation will not have a material adverse impact on the Company's financial position or results of operations.

6. Commitments

    The Company enters into commitments to extend credit to borrowers in the normal course of business. Normally, the Company simultaneously commits to sell the loan to an investor. Because the commitment for the loan normally occurs simultaneously with the investor commitment, the Company limits its exposure to interest rate changes for these transactions. As of March 31, 2000, the Company had floating rate and fixed rate commitments outstanding to originate multifamily and commercial mortgage loans in the approximate amounts of $125 million and $164 million, respectively, with pre-existing investor sales commitments. In addition, at March 31, 2000, WMF Carbon Mesa had a floating rate forward commitment to a borrower in the amount of $58 million, without a pre-existing investor sale commitment.

    The Company has established a letter of credit of $7.8 million on behalf of Fannie Mae for the Delegated Underwriting and Servicing ("DUS") program as of March 31, 2000. The Company also has outstanding $0.9 million in letters of credit related to the leases of certain office space.

    As of March 31, 2000, the Company has a commitment to invest up to an additional $5.7 million in Commercial Mortgage Investment Trust, Inc. ("COMIT"). This commitment expires June 12, 2000.

7. Subsequent Event

    On May 10, 2000, the Company, Prudential Mortgage Capital Company, LLC ("Parent") and Prudential Mortgage Capital Acquisition Corp., a wholly owned subsidiary of Parent ("Purchaser"), entered into an Agreement and Plan of Merger, dated as of May 10, 2000 (the "Merger Agreement"), by and among the Company, Parent and Purchaser. The Merger Agreement provides for Purchaser to commence a cash tender offer (the "Offer") by May 24, 2000 for all of the shares of common stock of the Company (the "Common Stock") at a price of $8.90 per share, upon the terms and subject to the conditions contained in the Merger Agreement. The Merger Agreement further provides that, as soon as practicable after the satisfaction or waiver of the conditions set forth in the Merger Agreement (including, without limitation, the consummation of the Offer), and in accordance with the relevant provisions of Delaware General Corporation Law, as amended, Purchaser will be merged (the "Merger") with and into the Company.

    In connection with the Merger Agreement, the Company's two largest stockholders and certain members of its Board of Directors have entered into a Stockholders Agreement whereby such stockholders have agreed to tender their shares in the Offer and to vote in favor of the Merger Agreement and the Merger at any meeting of the Company's stockholders called to vote on such matters. Following the consummation of the Merger, the Company will continue as the surviving corporation. In the Merger, the holders of shares (other than Parent, Purchaser or any subsidiary of any of the foregoing) will receive the same per share consideration as is paid to holders of shares in the Offer. The foregoing is qualified in its entirety by reference to the complete text of the Merger Agreement.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    All statements contained herein that are not historical facts, including but not limited to statements regarding the Company's operations during the interim period between the execution of the Merger Agreement (see "Subsequent Event" discussion below) and the consummation of the transactions contemplated thereby, the Company's anticipated future capital requirements, the Company's future acquisition and development plans, the Company's ability to obtain additional debt, equity or other financing, and the Company's ability to generate cash from operations and further savings from existing operations, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge and of its operations, there can be no assurance that actual results will not vary materially from those projected, estimated, assumed or anticipated. Among the factors that could cause actual results to differ are the following: the failure of the certain conditions set forth in the Merger Agreement; the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as changes in fees earned from originating and servicing multifamily and commercial mortgage loans, the introduction of new competitors, future acquisitions and strategic partnerships; general business and economic conditions; and the other risk factors described in the Company's 1999 Annual Report on Form 10-K and from time to time in the Company's other reports filed with the Securities and Exchange Commission. Readers should not place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995.

Overview

    Since 1996, the Company has experienced growth in its revenues, annual loan production volume and servicing volume. The Company seeks to continue to expand its business through (i) acquisitions, (ii) internal growth, (iii) design and delivery of new mortgage products, (iv) expansion into related businesses, and (v) diversification of fee income sources. Through its acquisitions, the Company's primary focus is to increase its mortgage origination capabilities and servicing portfolio. If the Company is successful in completing acquisitions, it may experience increased expenses associated with the amortization of goodwill and acquired mortgage servicing rights and, if the acquisitions are financed by additional indebtedness, an increase in interest expense. Accordingly, such acquisitions may result in a short-term decrease in income from operations during the period necessary to integrate the acquired companies.

    In 2000, the Company analyzes it operations through two business segments: mortgage banking and advisory services. The mortgage banking business segment consists of the activities of WMF Washington Mortgage Corp. ("WMF Washington Mortgage") and its subsidiaries: WMF/Huntoon, Paige Associates Limited ("WMF Huntoon Paige") and The Robert C. Wilson Company ("WMF Robert C. Wilson"). The mortgage banking segment also includes corporate administrative expenses. The advisory services segment consists of the activities of WMF Carbon Mesa Advisors, Inc. ("WMF Carbon Mesa").

    During 1999 and 1998, the Company reported a third business segment, capital markets. The capital markets segment consisted of the activities of WMF Capital Corp. In December 1999, WMF Capital Corp. was renamed WMF CommQuote, Inc. ("WMF CommQuote"). WMF CommQuote now manages the Company's Internet originations as well as oversees commercial conduit activity for all of the Company's subsidiaries. Beginning in 2000, the results of WMF CommQuote are included in the mortgage banking business segment. For the purposes of the following discussion, WMF Capital Corp. will be used to refer to the operating unit within the capital markets segment for 1999.

Results of Operations—Summary

    The Company's primary business activities are commercial and multifamily loan servicing, loan origination and sales of the loans to investors in the secondary market and management of commercial mortgage investment funds. Revenue from mortgage banking activities is earned from the origination of commercial and multifamily real estate mortgage loans and the servicing of such loans. Revenue of the mortgage banking business segment includes loan servicing fees, gains on sale of mortgage loans (including related gains on originated mortgage servicing rights), interest income on loans prior to sale, placement fees (revenue earned relating to utilization of escrow funds), origination fee income and other income. Revenue of the advisory services segment includes management fees, gain on sale of mortgage loans and other income. In the capital markets segment, the principal sources of revenue included gain on the sale of mortgage loans, gains on the sale of servicing and other income. In 1998, WMF Capital Corp. operated a commercial mortgage conduit. WMF Capital Corp. held and securitized loans in 1998 but did not hold or securitize loans in 1999. During the second quarter of 1999, the operations of WMF Capital Corp. were scaled back to minimal levels.

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

    The following table sets forth the summary segment financial information derived from the Company's consolidated statements of operations:

Summary Financial Information
Results of Operations
(Dollars in thousands)

	Three Months Ended March 31,
	2000	1999
Revenue:
Mortgage Banking***	$13,471	$12,802
Advisory Services	800	270
Capital Markets	—	30

Total Revenue	14,271	13,102
Expenses:
Mortgage Banking***	11,017	13,086
Advisory Services	668	570
Capital Markets	—	565

	11,685	14,221
Non-operating interest	345	656

Total Expenses	12,030	14,877

Income (loss) before income taxes	2,241	(1,775)
Provision (benefit) for taxes	1,057	(517)

Net income (loss)	$1,184	$(1,258)

Mortgage Banking EBITDA***	$4,992	$1,704
Advisory Services EBITDA	220	(224)
Capital Markets EBITDA	—	(535)

Total EBITDA	$5,212	$945

***
Mortgage Banking includes corporate assets.

    EBITDA—Earnings before non-operating interest expense, income taxes, depreciation and amortization

    The following table sets forth the total assets by business segment (in thousands):

	As of March 31, 2000	As of December 31, 1999
Assets:
Mortgage Banking***	$147,621	$97,980
Advisory Services	5,805	6,165
Capital Markets	—	7,116

Total	$153,426	$111,261

***
Mortgage Banking includes corporate assets.

Three Months Ended March 31, 2000 Compared with the Three Months Ended March 31, 1999

    Net income for the first quarter of 2000 was $1.2 million, or $.11 per share, compared with a loss of $1.3 million, or negative $.15 per share, for the first quarter of 1999. The Company's mortgage banking and advisory services businesses generated increases in revenue for the first quarter of 2000 versus 1999. These increases in revenue were partially offset by a decrease in the gain on sale of mortgage loans. Total expenses decreased $2.8 million, or 19.1%, for the first quarter 2000 versus 1999. The decrease in expenses was due primarily to the Company's continued cost reduction program. For a more detailed explanation of changes in revenues and expenses see the discussion by business segment below.

    The Company's earnings before non-operating interest expense, income taxes, depreciation and amortization ("EBITDA") for the first quarter of 2000 was $5.2 million compared with $0.9 million for the first quarter of 1999. The increase in the year-over-year period is attributable primarily to the increases in revenue noted above as well as the Company's continued cost reduction program.

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

Mortgage Banking Segment

  Revenue

    Servicing fees were $4.4 million for the first quarter of 2000 compared with $3.6 million for first quarter of 1999, an increase of $0.8 million or 22.2%. Revenue related to mortgage servicing is based upon the unpaid principal balance of loans serviced. The Company earns lower fees on life insurance servicing and master servicing than on primary servicing for Fannie Mae and FHA mortgages. Therefore, changes in the mix of the Company's servicing portfolio could impact its servicing fees. The Company's servicing portfolio increased by 15.8% from $12.0 billion as of March 31, 1999 to $13.9 billion at March 31, 2000.

    Gain on sale of mortgage loans, net, was $4.1 million for the first quarter of 2000 compared with $5.9 million for the first quarter of 1999, a decrease of $1.8 million or 30.5%. The decrease in gain on sale of mortgage loans for the three-month period is due primarily to lower origination fees and a reduction in the amount of gain recognition related to the capitalization of servicing rights. The total gain related to the recognition of originated mortgage servicing rights was $1.8 million for the first quarter of 2000, compared with $2.5 million for the first quarter 1999.

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

    Interest income was $0.9 million for both the first quarter of 2000 and the first quarter of 1999.

    Placement fee income was $2.8 million for the first quarter of 2000 compared with $2.0 million for the first quarter of 1999, an increase of $0.8 million or 40.0%. The increase for the three-month period was primarily the result of the Company's decreased use of investor escrow balances held by the Company as compensating balances to reduce the interest rate on its credit facilities, which resulted from the lower level of debt in 2000. In addition, the increase in the Company's servicing portfolio increased the overall level of investor escrow balances held by the Company and the rate of interest earned was higher in 2000.

    Other income includes prepayment penalties, termination fees, loan management fees, brokerage fees, asset management fees, extension fees and dividend income from the Company's investment in Commercial Mortgage Investment Trust, Inc. ("COMIT"). COMIT is a commercial mortgage real estate investment trust of which the Company owns a non-controlling minority interest (less than 20%). Other income was $1.2 million for first quarter of 2000 compared with $0.3 million for the first quarter of 1999, an increase of $0.9 million or 300%. The increase for the three-month period was the result of increased prepayment penalties, termination fees, loan management fees and extension fees, and a slight increase in the COMIT dividend.

  Expenses

    Mortgage banking segment's total expenses consist of salaries and employee benefits (including commissions), other general and administrative expenses, occupancy expense, provision for loan servicing losses, interest expense, amortization of servicing rights and depreciation and amortization. The mortgage banking segment's expenses include corporate administrative expenses.

    Salaries and benefits, the largest category of costs for the Company, were $5.0 million for the first quarter of 2000 compared with $6.3 million for the first quarter of 1999, a decrease of $1.3 million or 20.6%. The decrease for the three-month period is due primarily to staff reductions made as part of the Company's cost reduction program, offset partially by normal increases in salaries.

    General and administrative expenses consist of professional fees, travel, management information, telephone and equipment rental, and other expenses. General and administrative expenses were $1.6 million for the first quarter of 2000 compared with $2.9 million for the first quarter of 1999, a decrease of $1.3 million or 44.8%. The decrease for first quarter of 2000 versus 1999 is due primarily to lower professional fees, travel and other expenses in the first quarter of 2000.

    Occupancy expense was $1.3 million for the first quarter of 2000 compared with $1.4 million for the first quarter of 1999, a decrease of $0.1 million or 7.1%. The decrease in the three-month period is due primarily to the reduction in the number of Company office locations, subleasing of excess space, and movement of some of the Company's offices to less expensive space within the same cities.

    The provision for loan servicing losses was $0.3 million for the first quarter of 2000 and the first quarter of 1999. The Company bears a portion of the credit loss risk associated with the loans it services as a result of its participation in the Fannie Mae Delegated Underwriting and Servicing

("DUS") multifamily loan program. The provision for loan servicing losses represents management's estimate of losses inherent in the recourse loans underwritten to date. Management believes the current accrual for loan servicing losses is adequate to provide for such probable losses. The principal balance of Fannie Mae DUS Program loans in the Company's servicing portfolio was $2.1 billion and $1.5 billion as of March 31, 2000 and 1999, respectively. Management regularly reviews the adequacy of this accrual, considering such items as: changes in the composition of the DUS portfolio; loan-to-value and debt service coverage ratios of the underlying properties; the condition of the multifamily real estate market (by region, where applicable); the current interest rate environment; and general economic conditions. Based on this assessment, the accrual is adjusted through the provision for loan servicing losses as considered necessary. Although management considers the accrual adequate to cover inherent loan servicing losses, management's judgment is based on a number of assumptions about future events, which are believed to be reasonable but which may or may not prove valid. There can be no assurance that losses will not exceed the accrual, and future increases may be required.

    Operating interest expense includes interest on the Company's warehouse lines of credit as well as the related commitment fees. Operating interest expense was $0.2 million for the first quarter of 2000 and 1999. A lower average balance outstanding on the warehouse line of credit in the first quarter of 2000 and the increase in investor escrow balances held by the Company as compensating balances to reduce the interest rate on its credit facilities was offset by higher interest rates.

    Amortization of servicing rights was $1.8 million for the first quarter of 2000 compared with $1.3 million for the first quarter of 1999, an increase of $0.5 million or 38.5%. The increase is due primarily to the Company beginning to capitalize servicing rights on Fannie Mae DUS Program loan originations in 1999.

    Depreciation and amortization was $0.7 million for the first quarter of 2000 and 1999.

Advisory Services Segment

  Revenue

    The advisory services segment of the Company, WMF Carbon Mesa, began operations during the second quarter of 1998. WMF Carbon Mesa originates loans for and manages three commercial mortgage funds. The Company has a non-controlling minority interest in two of the funds managed by WMF Carbon Mesa. One of the funds is COMIT, and another is Commercial Asset Purchase Fund I LLC ("CAP Fund I"). On March 17, 2000, the Company acquired a non-controlling minority interest in CAP Fund I for approximately $2 million. Revenue of the advisory services segment consists of gain on sale of mortgage loans (including processing fees), management fees (including incentive management fees) and other income. Loan processing fees are paid to WMF Carbon Mesa for processing mortgage loan applications. Other income includes structuring fees, which are paid to WMF Carbon Mesa for structuring, consulting, underwriting, or otherwise helping a potential borrower on a financing commitment.

    The advisory services segment earned revenue of $0.8 million for the first quarter of 2000 compared with $0.3 million for the first quarter of 1999, an increase of $0.5 million or 166.7%. The increase in 2000 is due to an increase in management fee revenue. The increase in management fees is due to the increase in assets under management. WMF Carbon Mesa began managing its third commercial mortgage fund, which includes approximately $126 million in assets, in mid-March of 2000. Total assets under management by WMF Carbon Mesa as of March 31, 2000, were $404 million compared with $182 million as of March 31, 1999, an increase of $222 million or 122.0%.

  Expenses

    The advisory services segment expenses consist of salaries and benefits, general and administrative, occupancy and depreciation and amortization. Total expenses for the first quarter of 2000, were $0.7 million compared with $0.6 million for the first quarter of 1999, an increase of $0.1 million or 16.7%. The increase is due primarily to an increase in professional fees incurred by WMF Carbon Mesa in the first quarter of 2000.

Capital Markets Segment

    The capital markets segment of the Company, WMF Capital Corp., was formed in February of 1998 to conduct the securitization conduit activities of the Company. For the first quarter of 1999, the capital markets segment had a loss (before taxes and non-operating interest) of $0.5 million. The loss in 1999 relates to the cost of maintaining a small loan processing unit and a loan origination office, and certain administrative costs incurred to curtail conduit operations. During the second quarter of 1999, the operations of WMF Capital Corp. were scaled back to minimal levels. In December 1999, WMF Capital Corp. was renamed WMF CommQuote. Beginning in 2000, the capital markets business segment is no longer a reportable business segment and the results of WMF CommQuote are included in the mortgage banking business segment.

Non-operating Interest Expense

    Non-operating interest expense reflects interest expense on the Company's term loan, revolving credit facility and the subordinated notes held by COMIT. Non-operating interest expense was $0.3 million for the first quarter of 2000 compared with $0.7 million for the first quarter of 1999, a decrease of $0.4 million, or 57.1%. The decrease was due primarily to repayment of the subordinated note and principal payments made on the term loan, as well as the increase in investor escrow balances used by the Company as compensating balances to reduce the interest rate on its debt facilities. On September 4, 1998, the Company issued $20 million of subordinated debt to COMIT. The Company repaid $16.1 million of the subordinated notes held by COMIT on December 31, 1998, and repaid the remaining $3.9 million in March 1999.

Liquidity and Capital Resources

Debt Facilities

    The Company's principal financing needs are the financing of loan origination activities, the pursuit of new company acquisitions and the purchase of servicing rights. To meet these needs, the Company currently utilizes warehouse lines of credit, a revolving line of credit and a term loan.

Cash Flows

    Operating Activities—Net cash used in operating activities was $37.5 million for the first quarter of 2000 compared with $74.2 million for the first quarter of 1999. Cash from operating activities is driven largely by the timing of the origination and sales of mortgage loans. Mortgage loans held for sale are viewed as short-term assets and are generally financed with short-term borrowings (the warehouse line of credit) as discussed under "Financing Activities" below.

    Investing Activities—Net cash used in investing activities was $3.9 million for the first quarter of 2000 compared with $4.7 million for the first quarter of 1999. The primary investing activities for which cash was used during the first quarters of 2000 and 1999 were the purchase of equity investments in commercial mortgage funds and origination of mortgage servicing rights.

    Financing Activities—Net cash provided by financing activities was $41.1 million for the first quarter of 2000 compared with $80.0 million for the first quarter of 1999. Principal financing activities for the first quarter of 2000 included a net increase in the warehouse lines of credit, which resulted from an increase in mortgage loans held for sale, and a net increase in the Company's revolving credit facility. These increases in the first quarter of 2000 were offset partially by the repayments on the Company's term loan and the purchase of treasury stock. Principal financing activities for the first quarter of 1999 included a net increase in the warehouse line of credit, borrowings under the Company's term loan and proceeds from issuance of common stock. These increases were partially offset by repayments of the Company's servicing acquisition line of credit, revolving credit facilities, subordinated note and term loan.

Net Operating Loss Carryforwards

    At March 31, 2000, the Company had a deferred tax asset of approximately $19.3 million recorded related to Federal and state net operating loss carryforwards ("NOLs"). These NOLs relate to the Company's losses during 1998. Substantially all of the state portion of the NOLs expire, if unused, in 2003. The remaining Federal NOLs expire in 2018. The Company will have to generate sufficient taxable income, within the carryforward periods and in the appropriate tax jurisdiction, in order to realize the net deferred tax asset recorded related to the net operating loss carryforwards. The Company believes its future levels of pretax earnings for financial reporting purposes will be sufficient to generate the minimum amount of future taxable income needed to realize the net deferred tax asset. The Company has also identified the possible disposition of assets as a means of generating future taxable income if enough taxable income is not derived from recurring operations in order to realize the deferred tax asset during the carryforward periods. Management believes that it is more likely than not the Company will realize the benefits of these assets, net of the existing valuation allowance for state deferred taxes at March 31, 2000. However, in the event of a change of control of the Company, or certain other material changes in the Company's business, the Company would have to establish additional valuation allowances against the deferred tax asset.

Other

    In May 1999, the Company established a stock repurchase program. The Company's Board of Directors has authorized the acquisition of up to $3 million of the Company's common stock. Through December 31, 1999, 424,800 shares had been repurchased at an aggregate cost of $2.3 million, or an average cost of $5.46 per share. Through March 31, 2000, 70,500 additional shares have been repurchased for a cost of $0.4 million, or average cost of $6.00 per share.

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

    The Company enters into commitments to extend credit to borrowers in the normal course of business. Normally, the Company simultaneously commits to sell the loan to an appropriate investor. Because the commitment for the loan normally occurs simultaneously with the investor commitment, the Company limits its exposure to interest rate changes for these transactions. As of March 31, 2000, the Company had floating rate and fixed rate commitments outstanding to originate multifamily and commercial mortgage loans in the approximate amounts of $125 million and $164 million, respectively, with pre-existing investor sales commitments. In addition at March 31, 2000, WMF Carbon Mesa had a floating rate forward commitment to a borrower in the amount of $58 million, without a pre-existing investor sale commitment. This commitment expires July 31, 2001. In the event there are significant fluctuations in interest rates and spreads, the value of the commitment for which the Company does not have a pre-existing investor sale commitment could have a material adverse effect on the Company's future operating results and consequently the Company's ability to honor the commitment.

    As of March 31, 2000, the Company had invested $1.6 million in COMIT and had a commitment to invest up to an additional $5.7 million. This commitment expires June 12, 2000.

    The Company has established a letter of credit of $7.8 million, as of March 31, 2000, on behalf of Fannie Mae to meet the requirements of the DUS Program. The Company also has outstanding $0.9 million in letters of credit related to the lease of certain office space.

    The Company's credit agreement, as amended, requires the maintenance of certain financial ratios relating to liquidity, leverage, working capital, and net worth among other restrictions, all of which were met at March 31, 2000.

    The Company has subleased or otherwise mitigated its long-term costs on certain leased office space that is no longer utilized by the Company. The Company continues to evaluate certain of its remaining leased offices to determine if there is a potential for long-term cost savings by relocating its operations to less costly space in the same general area. When offices are relocated, the Company may incur additional one-time costs associated with subleasing or otherwise disposing of leased space that the Company is leaving. These costs could include, but are not limited to, brokerage fees, moving costs, subtenant concessions and/or the cost of buying out a lease. Therefore, the Company may have increased costs associated with its leased space during 2000, with the goal of significantly reducing its long-term occupancy costs.

    The Company believes its funds on hand at March 31, 2000, its current cash flow from operations and its unused borrowing capacity under its debt facilities will be sufficient to meet its anticipated operating needs as well as planned investments for at least the next twelve months. In addition, in the event additional capital resources are required, the Company believes it will have access to capital through other sources.

Subsequent Event

    On May 10, 2000, the Company, Prudential Mortgage Capital Company, LLC ("Parent") and Prudential Mortgage Capital Acquisition Corp., a wholly owned subsidiary of Parent ("Purchaser"), entered into an Agreement and Plan of Merger, dated as of May 10, 2000 (the "Merger Agreement"), by and among the Company, Parent and Purchaser. The Merger Agreement provides for Purchaser to commence a cash tender offer (the "Offer") by May 24, 2000 for all of the shares of common stock of the Company (the "Common Stock") at a price of $8.90 per share, upon the terms and subject to the conditions contained in the Merger Agreement. The Merger Agreement further provides that, as soon as practicable after the satisfaction or waiver of the conditions set forth in the Merger Agreement (including, without limitation, the consummation of the Offer), and in accordance with the relevant provisions of the Delaware General Corporation Law, as amended, Purchaser will be merged (the "Merger") with and into the Company.

    In connection with the Merger Agreement, the Company's two largest stockholders and certain members of its Board of Directors have entered into a Stockholders Agreement whereby such stockholders have agreed to tender their shares in the Offer and to vote in favor of the Merger Agreement and the Merger at any meeting of the Company's stockholders called to vote on such matters. Following the consummation of the Merger, the Company will continue as the surviving corporation. In the Merger, the holders of shares (other than Parent, Purchaser or any subsidiary of any of the foregoing) will receive the same per share consideration as is paid to holders of shares in the Offer. The foregoing is qualified in its entirety by reference to the complete text of the Merger Agreement, which is incorporated by reference herein as Exhibit 2.1.

    Incorporated by reference herein as Exhibit 99.1 is a copy of the joint press release issued by the Company and the Purchaser on May 10, 2000 announcing the execution of the Merger Agreement.

Part II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

    None

ITEM 2—CHANGE IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

Exhibit No.	Description
2.1*	Agreement and Plan of Merger, dated as of May 10, 2000, by and among the Company, Prudential Mortgage Capital Company, LLC and Prudential Mortgage Capital Acquisition Corp.
11	Statement re Computation of Per Share Earnings
27	Financial Data Schedule
99.1*	Joint Press Release of The WMF Group, Ltd. and Prudential Mortgage Capital Company, LLC, issued on May 10, 2000.
  *
  Previously filed as an exhibit to the current report on Form 8-K, filed by the Company on May 10, 2000.

    (b) Reports on Form 8-K

    None

SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WMF GROUP, LTD. (Registrant)
May 11, 2000	By:	/s/ SHEKAR NARASIMHAN Shekar Narasimhan Chairman and Chief Executive Officer (Principal Executive Officer)
May 11, 2000	By:	/s/ ELIZABETH WHITBRED-SNYDER Elizabeth Whitbred-Snyder Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Agreement and Plan of Merger, dated as of May 10, 2000, by and among the Company, Prudential Mortgage Capital Company, LLC and Prudential Mortgage Capital Acquisition Corp.
11	Statement re Computation of Per Share Earnings
27	Financial Data Schedule
99.1*	Joint Press Release of The WMF Group, Ltd. and Prudential Mortgage Capital Company, LLC, issued on May 10, 2000.
*
Previously filed as an exhibit to the current report on Form 8-K, filed by the Company on May 10, 2000.